Form 10-K/A
period 2020-12-31
CF ACQUISITION CORP. IV
filed 2021-05-14
CIK 1825249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No.1

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

As of March 31, 2021, there were 51,000,000 shares of Class A common stock, par value $0.0001 per share, and 12,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

CF Acquisition Corp. IV (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on December 28, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that its previously issued financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “warrants”), as well as for the securities to be issued pursuant to the forward purchase agreement entered into with our sponsor, CFAC Holdings IV, LLC (the “FPA” and such securities, the “FPS”), and should no longer be relied upon.

Historically, the warrants and the FPS were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants and FPS, based on our application of Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the FPA and the Company’s application of ASC 815-40 to the warrant agreement and the FPA. We reassessed our accounting for the warrants issued on December 28, 2020 and the FPS in light of the SEC Staff Statement. Based on this reassessment, we determined that the warrants and FPS should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants and FPS did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Financial Statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants and FPS does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

Items Amended

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended: Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Amendment, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of us, the sponsor and CF&Co. (as defined below);

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

●	“Charter” are to the Company’s amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on December 22, 2020;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by the sponsor in a private placement prior to the initial offering, and the shares of our Class A common stock issued upon the conversion thereof as provided elsewhere in this Amendment;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 28, 2020;

●	“initial stockholders” are to the sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to the sponsor in a private placement simultaneously with the closing of the initial public offering, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in our Registration Statement (as defined below);

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to shares of our Class A common stock sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC December 7, 2020, as amended;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor, that we may determine to make in connection with financing our initial business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;

●	“sponsor” are to CFAC Holdings IV, LLC, a Delaware limited liability company which is 100% owned by Cantor;

●	“trust account” are to the trust account in which an amount of $500,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and private placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial holders of the private placement warrants or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to CF Acquisition Corp. IV; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Amendment, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a specified future issuance. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the FPS. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the initial public offering (not including the shares of Class A common stock underlying the private placement units) plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock. The issuance of the forward purchase securities will not result in such an adjustment to the conversion ratio of our Class B common stock.

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

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor, officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor, or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of our initial business combination, 1,500,000 of our units on substantially the same terms as the sale of units in the initial public offering at $10.00 per unit, and 375,000 shares of Class A common stock. The funds from the sale of units will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

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

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our business combination, at which point we will engage in the business of the target we acquire in our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the (i) initial public offering, (ii) private placement of the private placement units, (iii) $15,000,000 FPA to purchase 1,500,000 units and 375,000 shares of Class A common stock by the sponsor, (iv) sale of our securities in connection with our initial business combination (pursuant to forward purchase contracts or any backstop agreements we may enter into following the consummation of the initial public offering or otherwise), (v) shares issued to the owners of the target, (vi) debt issued to bank or other lenders or the owners of the target, or (vii) a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account, as well as the $15,000,000 from the FPA, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition to the transactions contemplated by the FPA, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering, the sale of the private placement units as well as the $15,000,000 from the FPA, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, other than the FPA, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with the Company’s initial business combination to assist us in holding meetings with our stockholders to discuss the initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the Company’s securities, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Amendment. In addition, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market-rate standard financial advisory fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Amendment. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

●

our warrants and FPS are being accounted for as a liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	we have identified a material weakness in our internal control over financial reporting;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

In addition, we may be subject to the following risks in connection with the change in the accounting treatment of our warrants and FPS and the restatement of our financial statements for the year ended December 31, 2020 due to such change:

Risks Relating to Change in Accounting Treatment of Our Securities and Restatement of Our Previously Issued Financial Statements in Connection Therewith

Our warrants and the FPS are accounted for as liabilities and the changes in value of our warrants and the FPS could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants and the warrants to be issued pursuant to the FPA. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants and the FPS, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants and the FPS should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement of our warrants and the FPS and any subsequent changes in fair value from a prior period, our results of operations in our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to this recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants and the FPS each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued financial statements as of and for the year ended December 31, 2020 (the “Restatement”). In connection with the foregoing development and as a result of the Restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

A total of $500,000,000 of the proceeds from the initial public offering and the sale of the private placement units (which amount includes $18,500,000 of business combination marketing fees payable to CF&Co. for certain services to be provided in connection with our initial business combination), was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on December 28, 2020, our warrants were accounted for as equity within our balance sheet and since entering into the FPA on December 22, 2020, the FPS were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants and the FPS should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the warrants and the FPS and should no longer be relied upon.

Historically, the warrants and the FPS were reflected as a component of equity as opposed to liabilities on the balance sheet and the statements of operations and did not include the subsequent non-cash changes in estimated fair value of the warrants or the FPS, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement and the FPA. We reassessed our accounting for warrants issued on December 28, 2020 and the FPS in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants and the FPS should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our financial statements as of, and for the year ended December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Our Registration Statement for our initial public offering became effective on December 22, 2020. On December 28, 2020, we consummated the initial public offering of 50,000,000 units, including 5,000,000 units sold upon the partial exercise of the underwriter’s overallotment option, at a purchase price of $10.00 per unit, generating gross proceeds of $500,000,000. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination and December 28, 2021 and will expire 5 years after the completion of the initial business combination, or earlier upon redemption or liquidation.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the sponsor to meet our needs through the earlier of the consummation of an initial business combination or one year from the date of this Amendment. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Results of Operations

Our entire activity from inception through December 31, 2020 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. In addition, we recognize non-cash losses related to changes in recurring fair value measurement of our warrant liability and FPS liability at each reporting period.

For the period from January 23, 2020 (inception) through December 31, 2020, we incurred a net loss of approximately $5,796,000, which consisted of approximately $2,377,000 of loss from the change in fair value of warrants liability, approximately $3,371,000 of loss from the change in fair value of FPS liability, $46,000 in general and administrative expenses, and approximately $2,000 of franchise tax expense.

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

 Warrant and FPS Liability

We account for our outstanding public warrants and private placement warrants and the FPS in accordance with ASC 815-40, under which the warrants and the FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and the FPS meet the definition of a derivative under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 47,051,817 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the initial public offering and the concurrent private placement to purchase an aggregate of 16,999,999 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Amendment, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Amendment, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 14, 2021, we revised our prior position on accounting for warrants and the FPS and restated our financial statements to reclassify the Company’s warrants and FPS as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering and the FPS, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Amendment, our directors and officers are as follows:

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered to us. Except as described below, to date, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors, or, other than as described herein, to the sponsor or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, either the sponsor will transfer up to 15,000 founder shares to each of our independent directors or we will pay cash fees to such directors, at our discretion. In December 2020, our sponsor transferred 15,000 founder shares to each of Mr. Zurita and Ms. Blechman. We pay an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. In addition, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have nor do we expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination. We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with the Company’s initial business combination to assist us in holding meetings with our stockholders to discuss the initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the Company’s securities, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Amendment. In addition, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market-rate standard financial advisory fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Amendment.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
CFAC Holdings IV, LLC(2)(3)	1,000,000	2.0%	12,466,250	99.7%	21.2%
Howard W. Lutnick(2)(3)	1,000,000	2.0%	12,466,250	99.7%	21.2%
Anshu Jain	—	—	—	—	—
Alice Chan	—	—	—	—	—
Louis Zurita	—	—	16,875	*	*
Charlotte Blechman	—	—	16,875	*	*
All executive officers and directors as a group (5 individuals)	1,000,000	2.0%	12,500,000	100%	21.3%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CF Acquisition Corp. IV, 110 East 59th Street, New York, NY 10022.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock, which shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 “Description of Registered Securities,” and with respect to the interests held after the initial public offering, 1,000,000 Class A shares issuable pursuant to a private placement. Excludes shares underlying the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Amendment.

(3)	The sponsor is the record holder of such shares. Cantor is the sole member of the sponsor. CFGM is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by the sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes shares underlying the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Amendment.

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

The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of our initial business combination, 1,500,000 of our units and 375,000 shares of Class A common stock. The funds from the sale of units may be used as part of the consideration to the sellers in the initial business combination or for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

The sponsor, pursuant to a written agreement, purchased an aggregate of 1,000,000 private placement units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the initial public offering.

The private placement units and the units issuable pursuant to the FPA are identical to the units sold in the initial public offering except that the private placement warrants included therein and the warrants underlying the units issuable pursuant to the FPA, so long as they are held by the sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by the sponsor, will not be exercisable more than five years from the effective date of the Registration Statement in accordance with FINRA Rule 5110(g). The private placement units (including the private placement shares, the private placement warrants and the shares of Class A common stock issuable upon exercise thereof) and the units issuable pursuant to the FPA (including the shares of Class A common stock and the warrants underlying such units, and the shares of Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

We are not prohibited from pursuing an initial business combination with a business that is affiliated with the sponsor, its affiliates, or our officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with a business that is affiliated with the sponsor, its affiliates or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the FPA.

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

We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with the Company’s initial business combination to assist us in holding meetings with our stockholders to discuss the initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the Company’s securities, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Amendment. In addition, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market-rate standard financial advisory fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

We have entered into a registration rights agreement with respect to the private placement units, the private placement shares, the private placement warrants, the FPS and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

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

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Amendment.

(3)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

CF ACQUISITION CORP. IV

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Acquisition Corp IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CF Acquisition Corp. IV (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from January 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from January 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 14, 2021

CF ACQUISITION CORP. IV

BALANCE SHEET

December 31, 2020

(restated)

Assets:
Current assets:
Cash	$468,731
Prepaid expenses	206,250
Total current assets	674,981
Cash equivalents held in Trust Account	500,000,000
Other assets	201,164
Total Assets	$500,876,145

Liabilities and Stockholders' Equity:
Current liabilities:
Accrued expenses	$41,547
Payables to related party	412,500
Franchise tax payable	1,644
Total current liabilities	455,691
Warrant liability	22,635,499
Forward purchase securities liability	3,370,886
Total Liabilities	26,462,076

Commitments and Contingencies (Note 5)

Class A common stock, 46,941,406 shares subject to possible redemption at $10.00 per share	469,414,060

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 4,058,594 issued and outstanding (excluding 46,941,406 shares subject to possible redemption)	406
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 12,500,000 shares issued and outstanding	1,250
Additional paid-in capital	10,794,117
Accumulated deficit	(5,795,764)
Total Stockholders' Equity	5,000,009
Total Liabilities and Stockholders' Equity	$500,876,145

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. IV

STATEMENT OF OPERATIONS

For the Period from January 23, 2020 (inception) through December 31, 2020

(restated)

General and administrative costs	$46,634
Franchise tax expense	1,644
Loss from operations	(48,278)
Change in fair value of warrant liability	(2,376,600)
Change in fair value of forward purchase securities liability	(3,370,886)
Loss before income tax expense	(5,795,764)
Net loss	$(5,795,764)

Weighted average number of common shares outstanding:
Class A - Public shares	50,000,000
Class A - Private placement	1,000,000
Class B - Common stock	11,264,535
Basic and diluted net loss per share:
Class A - Public shares	$(0.00)
Class A - Private placement	$(0.47)
Class B - Common stock	$(0.47)

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. IV

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from January 23, 2020 (inception) through December 31, 2020

(restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - January 23, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	12,937,500	1,294	23,706	-	25,000
Sale of Class A common stock in initial public offering	50,000,000	5,000	-	-	480,133,334	-	480,138,334
Offering costs	-	-	-	-	(9,556,269)	-	(9,556,269)
Sale of Class A common stock to Sponsor in private placement	1,000,000	100	-	-	9,602,668	-	9,602768
Forfeiture of Class B common stock	-	-	(437,500)	(44)	44	-	-
Class A common stock subject to possible redemption	(46,941,406)	(4,694)	-	-	(469,409,366)	-	(469,414,060)
Net loss	-	-	-	-	-	(5,795,764)	(5,795,764)
Balance - December 31, 2020	4,058,594	$406	12,500,000	$1,250	$10,794,117	$(5,795,764)	$5,000,009

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

CF ACQUISITION CORP. IV

STATEMENT OF CASH FLOWS

For the Period from January 23, 2020 (date of inception) through December 31, 2020

(restated)

Cash Flows from Operating Activities:
Net loss	$(5,795,764)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	5,086
Change in fair value of warrant liability	2,376,600
Change in fair value of forward purchase securities liability	3,370,886
Changes in operating assets and liabilities:
Accrued expenses	41,548
Franchise tax payable	1,644
Net cash used in operating activities	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Repayment of note payable to related party	(157,994)
Proceeds received from initial public offering, gross	500,000,000
Proceeds received from private placement	10,000,000
Offering costs paid	(9,398,275)
Net cash provided by financing activities	500,468,731

Net change in cash	468,731
Cash - beginning of the period	-
Cash - end of the period	$468,731

Supplemental disclosure of noncash financing and investing activities:
Offering costs paid with note payable	$157,994
Prepaid expenses paid with payable to related party	$412,500
Initial classification of warrant liability	$20,258,899
Initial classification of forward purchase securities liability	$3,565,073
Change in Class A common stock subject to possible redemption	$469,414,060

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

As of December 31, 2020, the Company had not yet commenced operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is CFAC Holdings IV, LLC (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on December 22, 2020. On December 28, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 5,000,000 Units sold upon the partial exercise of the underwriters’ overallotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $500,000,000, which is described in Note 4. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,000,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor in a private placement, generating gross proceeds of $10,000,000, which is described in Note 5.

The proceeds of the Private Placement Units were deposited into the Trust Account (as defined below) and will be used to fund the redemption of the Public Shares subject to the requirements of applicable law (see Note 5).

Offering costs amounted to approximately $9,600,000, consisting of $9,100,000 of underwriting fees and approximately $500,000 of other costs.

Following the closing of the Initial Public Offering and sale of Private Placement Units on December 28, 2020, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 5) was placed in a trust account (“Trust Account”) located in the United States at UMB Bank N.A with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5), their shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

Forward Purchase Contract — In connection with the Initial Public Offering, the Sponsor committed, pursuant to a forward purchase contract with the Company (the “FPA”), to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of an initial Business Combination, 1,500,000 of the Company’s Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit, and 375,000 shares of Class A common stock (the securities issuable pursuant to the FPA, the “FPS”). The funds from the sale of Units will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the initial business combination.

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

The Company’s liquidity needs through December 31, 2020 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 5), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2020, there was no outstanding balance under the Sponsor Loan.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 1) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued financial statements for such periods. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Note 2—Restatement of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. The Company previously accounted for the Warrants and the FPS as components of equity.

In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of (i) the 16,666,666 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”), (ii) the 333,333 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) and (iii) the FPS (see Note 4, Note 5 and Note 10).

Specifically, pursuant to their terms, the exercise of the Public Warrants, Private Placement Warrants and warrants included in the FPA may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because not all of the shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, management concluded that the Public Warrants, Private Placement Warrants and warrants included in the FPA do not meet the Accounting Standards Codification, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”) conditions of equity classification.

As the Warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), the Warrants and the FPS should be recorded as liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO for the Warrants and on the date of pricing for FPS) and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the Company’s statement of operations in the period of change.

After management’s evaluation, the Company’s management and the audit committee of the Company’s board of directors concluded that it is appropriate to restate the Company’s previously issued financial statements as of December 31, 2020 and for the period then ended, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants and FPS as accounted for under ASC 815-40 are included in the financial statements herein.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2020
Warrant liability	$—	$22,635,499	$22,635,499
Forward purchase securities liability	—	3,370,886	3,370,886
Total liabilities	455,691	26,006,385	26,462,076
Class A common stock subject to possible redemption	495,420,450	(26,006,390)	469,414,060
Class A common stock	146	260	406
Additional paid-in capital	5,046,886	5,747,231	10,794,117
Accumulated deficit	(48,278)	(5,747,486)	(5,795,764)
Total stockholders’ equity	$5,000,004	$5	$5,000,009

Statement of Operations for the year ended December 31, 2020
Change in fair value of warrant liability	$—	$(2,376,600)	$(2,376,600)
Change in fair value of forward purchase securities liability	—	(3,370,886)	(3,370,886)
Loss before income tax expense	(48,278)	(5,747,486)	(5,795,764)
Net loss	(48,278)	(5,747,486)	(5,795,764)
Basic and diluted net loss per share, Class A – Public shares	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share, Class A – Private placement	$(0.00)	$(0.47)	$(0.47)
Basic and diluted net loss per share, Class B – Common stock	$(0.00)	$(0.47)	$(0.47)

Statement of Cash Flows for the year ended December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(48,278)	$(5,747,486)	$(5,795,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of warrant liability	—	(2,376,600)	(2,376,600)
Change in fair value of forward purchase securities liability		(3,370,886)	(3,370,886)
Non-Cash Investing and Financing Activities:
Initial classification of warrant liability	$—	$20,258,899	$20,258,899
Initial classification of forward purchase securities liability	—	3,565,073	3,565,073
Change in Class A common stock subject to possible redemption	$495,420,450	$(26,006,390)	$469,414,060

The impact to the balance sheet dated December 28, 2020, filed on Form 8-K on January 4, 2021 related to the impact of accounting for Public Warrants, Private Placement Warrants and the FPS as liabilities at fair value resulted in an approximately $20.3 million and $3.6 million increase to the warrant and FPS liability line items on the balance sheet, respectively, as of December 28, 2020 and a decrease to the Class A common stock subject to possible redemption line item on the balance sheet for the same amount.

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Warrant and FPS Liability

The Company accounts for the Warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPS applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPS are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified Warrants and the FPS are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPS in accordance with ASC 815-40 under which the Warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. See Note 7 for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the value of the Warrants and FPS.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 46,941,406 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 16,999,999 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods presented.

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

The following table reflects the calculation of basic and diluted net loss per common share:

For the period from January 23, 2020 (inception) through December 31, 2020
Redeemable Class A common shares
Numerator: earnings allocable to redeemable Class A common shares
Interest income on investments held in Trust Account	$-
Less franchise tax available to be withdrawn from the Trust Account	$-
Net earnings	$-
Denominator: weighted average number of redeemable Class A common share	50,000,000
Basic and diluted net income per redeemable Class A common share	$-
Non-redeemable Class A and Class B common shares
Numerator: net loss minus redeemable net earnings
Loss from operations	$(48,278)
Change in fair value of warrant liability attributable to non-redeemable Class A common shares	$(2,376,600)
Change in fair value of forward purchase securities liability attributable to non-redeemable Class A common shares	(3,370,886)
Non-redeemable net loss	$(5,795,764)
Denominator: weighted average number of non-redeemable Class A private placement and Class B common shares
Non-redeemable Class A private placement and Class B common shares, basic and diluted	12,264,535
Basic and diluted net loss per non-redeemable Class A private placement and Class B common share	$(0.47)

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes – (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Note 4—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 50,000,000 Units at a price of $10.00 per Unit, including 5,000,000 Units sold upon partial exercise of the underwriter’s overallotment option. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock, due to the underwriter not exercising the remaining portion of the overallotment option, so that the initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units).

Note 5—Related Party Transactions

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

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,000,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($10,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant. Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Underwriter

The lead underwriter is an affiliate of the Sponsor (see Note 6).

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

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of December 31, 2020, the Company had no outstanding balance under the Working Capital Loans.

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

Note 6—Commitments and Contingencies

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

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co. as an advisor in connection with the Company’s Business Combination. (see Note 5).

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

Note 7 - Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 4,058,594 shares of Class A common stock issued and outstanding, excluding 46,941,406 shares subject to possible redemption. Class A common stock includes 1,000,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the shares sold in the Initial Public Offering.

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

Note 8 – Warrants

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

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

Note 9—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from January 23, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the period from January 23, 2020 (inception) through December 31, 2020:

Current
Federal	$(345)
State	-
Deferred
Federal	(9,793)
State	-
Change in valuation allowance	10,138
Income tax provision expense	$-

The Company’s net deferred tax assets are as follows as of December 31, 2020:

Deferred tax asset
Startup/Organizational Costs	$9,793
Net operating loss carryforwards	345
Total deferred tax assets	10,138
Valuation Allowance	(10,138)
Deferred tax asset, net of allowance	$-

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the period from January 23, 2020 (inception) through December 31, 2020:

Statutory Federal income tax rate	21.0%
Change in fair value of warrant liability	(8.6)%
Change in fair value of forward purchase agreement liability	(12.2)%
Change in Valuation Allowance	(0.2)%
Income Taxes Benefit	0.0%

Note 10—Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$500,000,000	$-	$-	$500,000,000
Liabilities:
Warrant liability	$-	$-	$22,635,499	$22,635,499
FPS liability	$-	$-	$3,370,886	$3,370,886

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

Warrant Liability

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s statement of operations.

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 28, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the IPO (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs.

The Company utilizes the OPM to value the Warrants at each reporting period, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 28, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.5%	0.5%
Expected term (years)	5	5
Expected volatility	17.5%	17.5%
Exercise price	$11.50	$11.50
Stock price	$10.00	$10.29
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of January 1, 2020	$—	$—	$—
Initial measurement on December 28, 2020	397,233	19,861,666	20,258,899
Change in valuation inputs or other assumptions(1)	46,600	2,320,000	2,376,600
Fair value as of December 31, 2020	$443,833	$22,191,666	$22,635,499

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 88% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsor’s track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPS liability, a Level 3 liability, measured on a recurring basis.

FPS Liability
Fair value as of December 28, 2020	$3,565,073
Change in valuation inputs or other assumptions(1)	(194,187)
Fair value as of December 31, 2020	$3,370,886

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and among the Company, CF&Co., as representative of the several underwriters, and the qualified independent underwriter named therein. (2)
1.2	Business Combination Marketing Agreement, dated December 22, 2020, by and between the Company and CF&Co. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated December 22, 2020, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.***
10.1	Letter Agreement, dated December 22, 2020, by and among the Company, the sponsor and each of the directors and executive officers of the Company. (2)
10.2	Investment Management Trust Agreement, dated December 22, 2020, by and between the Company and Continental, as trustee. (2)
10.3	Registration Rights Agreement, dated December 22, 2020, by and among the Company, the sponsor and the holders party thereto. (2)
10.4	Expense Advancement Agreement, dated December 22, 2020, by and between the Company and the sponsor. (2)
10.5	Private Placement Units Purchase Agreement, dated December 22, 2020, by and between the Company and the sponsor. (3)
10.6	Form of Indemnity Agreement. (1)
10.7	Promissory Note, dated September 21, 2020, issued to the sponsor. (1)
10.8	Promissory Note, dated December 22, 2020, issued to the sponsor. (2)
10.9	Administrative Services Agreement, dated December 22, 2020, by and between the Company and the sponsor. (2)
10.10	Forward Purchase Contract, dated December 22, 2020, by and between the Company and the sponsor. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 16, 2020.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 29, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2021	CF Acquisition Corp. IV

	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	May 14, 2021
Howard W. Lutnick	(Principal Executive Officer)

/s/ Alice Chan	Chief Financial Officer and Director	May 14, 2021
Alice Chan	(Principal Financial and Accounting Officer)

/s/ Anshu Jain	President and Director	May 14, 2021
Anshu Jain

/s/ Louis Zurita	Director	May 14, 2021
Louis Zurita

/s/ Charlotte Blechman	Director	May 14, 2021
Charlotte Blechman