Form 10-K/A
period 2020-12-31
CF ACQUISITION CORP. IV
filed 2021-12-23
CIK 1825249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

EXPLANATORY NOTE

CF Acquisition Corp. IV (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K/A for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2021 (the “First Amended Filing”).

Restatement Background

On December 21, 2021, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of December 28, 2020 (the “Post-IPO Balance Sheet”), as previously restated in the First Amended Filing (ii) audited financial statements included in the First Amended Filing; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2021, filed with the SEC on August 10, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in (a) this Form 10-K/A for the Post-IPO Balance Sheet and for the Company’s audited financial statements included in the First Amended Filing, and (b) the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”) for the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021.

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in the Company’s financial statements for the quarter ended September 30, 2021, the Company concluded it should restate its prior filed financial statements to classify all Public Shares (as defined below) in temporary equity, in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration that pursuant to the Company’s amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s condensed balance sheets. The Company recognized accretion from the initial book value to redemption value at the time of the Initial Public Offering, with a resulting decrease in Additional paid-in capital and increase in Accumulated deficit.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company.

The restatement does not have an impact on the Company’s cash position or cash held in the trust account established in connection with the Company’s initial public offering (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Part II, item 9A: Controls and Procedures included in this Amendment.

We are filing this Amendment to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of CF Acquisition Corp. IV as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment and, other than as described herein, this Amendment does not reflect or purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated December 28, 2020, on Form 8-K. This Amendment continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Our management team as of the March 31, 2021, the date of the Original Filing consisted of:

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants and the warrants to be issued pursuant to the FPA. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our warrants and the FPS, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants and the FPS should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

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

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued financial statements as of and for the year ended December 31, 2020.

In addition, our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.

In connection with the foregoing developments and as a result of the restatements, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As described elsewhere in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for warrants issued in connection with our initial public offering and the FPS in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant and FPS liabilities, change in fair value of derivative warrant and FPS liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from January 23, 2020 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants and FPS issued in connection with the December 2020 initial public offering, see “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A. Controls and Procedures included in the First Amended Filing.

As described elsewhere in this Amendment, we have identified a material weakness in our internal controls over financial reporting related to our application of accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, we determined that the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s balance sheets. In connection to this, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company. For a discussion of management’s consideration of the material weakness related to complex financial instruments, see Part II, Item 9A: Controls and Procedures included in this Amendment.

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

Restatement

In this Amendment, we are restating (i) the Post-IPO Balance Sheet, as previously restated in the First Amended Filing and (ii) audited financial statements as previously restated in the First Amended Filing.

On December 21, 2021, the Audit Committee concluded after discussion with our management, that our previously issued (i) Post-IPO Balance Sheet, as previously restated in the First Amended Filing; (ii) audited financial statements included in the First Amended Filing; (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we will restate our financial statements for the Affected Periods in (a) this Amendment, for the Post-IPO Balance Sheet and for our audited financial statements included in the First Amended Filing, and (b) in our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC, for the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021.

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in our financial statements for the quarter ended September 30, 2021, we concluded we should restate our prior filed financial statements to classify all Public Shares in temporary equity, in accordance with ASC 480. We have previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration that pursuant to our amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on our condensed balance sheets.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, we also restated our earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company.

The restatement does not have an impact on our cash position or cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, our management determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 50,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Loss Per Common Share

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

We have not considered the effect of the warrants to purchase an aggregate of 16,999,999 shares of Class A common stock sold in the initial public offering and the concurrent private placement in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Amendment, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Amendment, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers re-evaluated and concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our internal control over the financial reporting of complex financial instruments did not result in the proper classification of the Company’s warrants and forward purchase securities. Since issuance on December 28, 2020, the Company’s warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants, as well as the forward purchase securities, should be presented as liabilities with subsequent fair value remeasurement as previously restated in the First Amended Filing. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company's net income (loss) per share calculations that have been restated within this Amendment.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 31, 2021, the date of the Original Filing, our directors and officers were as follows:

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of the Charter may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, including Mr. Lutnick. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Jain and Ms.Chan, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Lutnick, Mr. Zurita and Ms. Blechman, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; provided, however, that prior to the consummation of our initial business combination, any or all of the directors may be removed from office, for cause or not for cause, only by the affirmative vote of holders of a majority of the voting power of all then outstanding founder shares. Subject to any other special rights applicable to the stockholders, including holders of preferred stock, whenever any director shall have been elected by the holders of any class of stock voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of our initial business combination, by a majority of the holders of our founder shares, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Zurita, Ms. Blechman and Ms.Chan serve as members of our audit committee, and Mr. Zurita chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Zurita and Ms. Blechman meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b) (1) of the Exchange Act. We intend to appoint one additional independent director to our audit committee to replace Ms. Chan within one year following the initial public offering pursuant to the Nasdaq phase-in provisions for initial public offerings.

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

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In January 2020, the sponsor purchased an aggregate of 11,500,000 founder shares for an aggregate purchase price of $25,000. On September 23, 2020, we effected a 1.25-for-1 stock split. On November 3, 2020, the sponsor returned to us, at no cost, an aggregate of 2,875,000 founder shares, which we cancelled, resulting in an aggregate of 11,500,000 founder shares outstanding and held by the sponsor. In addition, in December 2020, the sponsor transferred 15,000 founder shares to each of Mr. Louis Zurita and Ms. Charlotte Blechman, our independent directors. On December 22, 2020, we effected a 1.125-for-1 stock split. On December 28, 2020, 437,500 founder shares were forfeited by the sponsor so that the founder shares represent 20% of the Company’s issued and outstanding shares after the initial public offering (not including the shares of Class A common stock underlying the private placement units), resulting in an aggregate of 12,500,000 founder shares outstanding and held by the sponsor and independent directors of the Company. The founder shares (including the Class A common stock issuable upon conversion thereof in connection with our initial business combination) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder for a period of time as set forth in the letter agreement among us, the sponsor and our directors and officers.

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

CF ACQUISITION CORP. IV

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CF Acquisition Corp. IV (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from January 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

May 14, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 23, 2021.

CF ACQUISITION CORP. IV

BALANCE SHEET

December 31, 2020

(As Restated)

Assets:
Current assets:
Cash	$468,731
Prepaid expenses	206,250
Total current assets	674,981
Cash equivalents held in Trust Account	500,000,000
Other assets	201,164
Total Assets	$500,876,145

Liabilities and Stockholders' Deficit:
Current liabilities:
Accrued expenses	$41,547
Payables to related party	412,500
Franchise tax payable	1,644
Total current liabilities	455,691
Warrant liability	22,635,499
Forward purchase securities liability	3,370,886
Total Liabilities	26,462,076

Commitments and Contingencies (Note 5)

Class A common stock, 50,000,000 shares subject to possible redemption at $10.00 per share	500,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 1,000,000 issued and outstanding (excluding 50,000,000 shares subject to possible redemption)	100
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 12,500,000 shares issued and outstanding	1,250
Additional paid-in capital	-
Accumulated deficit	(25,587,281)
Total Stockholders' Deficit	(25,585,931)
Total Liabilities and Stockholders' Deficit	$500,876,145

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. IV

STATEMENT OF OPERATIONS

For the Period from January 23, 2020 (Inception) through December 31, 2020

(As Restated)

General and administrative costs	$46,634
Franchise tax expense	1,644
Loss from operations	(48,278)
Change in fair value of warrant liability	(2,376,600)
Change in fair value of forward purchase securities liability	(3,370,886)
Loss before income tax expense	(5,795,764)
Net loss	$(5,795,764)

Weighted average number of common shares outstanding:
Class A - Public shares	581,395
Class A - Private placement	11,628
Class B - Common stock	11,264,535
Basic and diluted net loss per share:
Class A - Public shares	$(0.49)
Class A - Private placement	$(0.49)
Class B - Common stock	$(0.49)

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. IV

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period from January 23, 2020 (Inception) through December 31, 2020

(As Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - January 23, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	12,937,500	1,294	23,706	-	25,000
Sale of Class A common stock to Sponsor in private placement	1,000,000	100	-	-	9,602,668	-	9,602,768
Forfeiture of Class B common stock	-	-	(437,500)	(44)	44	-	-
Accretion for redeemable shares of Class A common stock to redemption value	-	-	-	-	(9,626,418)	(19,791,517)	(29,417,935)
Net loss	-	-	-	-	-	(5,795,764)	(5,795,764)
Balance - December 31, 2020	1,000,000	$100	12,500,000	$1,250	$-	$(25,587,281)	$(25,585,931)

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

(As Restated)

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of and for the period from January 23, 2020 (inception) through December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 2) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Note 2—Restatement of Previously Issued Financial Statements

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in the Company’s financial statements for the quarter ended September 30, 2021, the Company re-evaluated it’s accounting of the Public Shares. As a result, the Company determined that at the closing of the Initial Public Offering, it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per share, while also taking into consideration that pursuant to the Company’s amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s balance sheets. The Company recognized accretion from the initial book value to redemption value at the time of the Initial Public Offering, with a resulting decrease in Additional paid-in capital and increase in Accumulated deficit.

The Company assessed the materiality of these corrections on its prior periods’ financial statements in accordance with SEC Staff Accounting Bulletins Topic 1.M, Materiality and Topic 1.A, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections. As a result of this assessment, the Company determined that the corrections were material to the previously filed financial statements and concluded it should restate its prior filed financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 14, 2021, to classify all Class A common stock subject to possible redemption in temporary equity.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company. Please see Note 3 and Note 7 which have been updated to reflect the restatement contained in this Annual Report.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K as of December 28, 2020 (the “Post-IPO Balance Sheet”), and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 14, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021. These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021.

There has been no change in the Company’s total assets, liabilities, or operating results for all periods presented.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the effect of the restatement on each financial statement line item as of the dates and for the periods, indicated:

	As of December 28, 2020
	As Reported per Previously Restated 10-K/A Amendment No. 1	Adjustment	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$471,644,250	$28,355,750	$500,000,000
Class A common stock	$384	$(284)	$100
Additional paid-in-capital	$8,563,949	$(8,563,949)	$—
Accumulated deficit	$(3,565,579)	$(19,791,517)	$(23,357,096)
Total Stockholders’ Equity/(Deficit)	$5,000,004	$(28,355,750)	$(23,355,746)

	As of December 31, 2020
	As Reported per Previously Restated 10-K/A Amendment No. 1	Adjustment	As Restated
Balance Sheet
Class A common stock subject to possible redemption	$469,414,060	$30,585,940	$500,000,000
Class A common stock	$406	$(306)	$100
Additional paid-in-capital	$10,794,117	$(10,794,117)	$—
Accumulated deficit	$(5,795,764)	$(19,791,517)	$(25,587,281)
Total Stockholders’ Equity/(Deficit)	$5,000,009	$(30,585,940)	$(25,585,931)

	For the Period from January 23, 2020 (Inception) through December 31, 2020
	As Reported per Previously Restated 10-K/A Amendment No. 1	Adjustment	As Restated
Statement of Cash Flows
Supplemental disclosure of noncash financing activities
Change in Class A common stock subject to possible redemption	$469,414,060	$(469,414,060)	$—

	For the Period from January 23, 2020 (Inception) through December 31, 2020
Statement of Operations	As Reported per Previously Restated 10-K/A Amendment No. 1	Adjustment	As Restated
Class A – Public shares	50,000,000	(49,418,605)	581,395
Class A – Private placement	1,000,000	(988,372)	11,628
Class B – Common stock	11,264,535	—	11,264,535
Basic and diluted net loss per share, Class A – Public shares	$(0.00)	$(0.49)	$(0.49)
Basic and diluted net loss per share, Class A – Private placement	$(0.47)	$(0.02)	$(0.49)
Basic and diluted net loss per share, Class B – Common stock	$(0.47)	$(0.02)	$(0.49)

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Warrant and FPS Liability

The Company accounts for the Warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPS applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPS are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified Warrants and the FPS are recognized as a non-cash gain or loss on the statements of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 50,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Loss Per Common Share

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

The following table reflect the calculation of basic and diluted net loss per share of common stock:

	For the Period from January 23, 2020 (Inception) through December 31, 2020
	Class A – Public shares	Class A- Private placement shares and Class B – Common stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(284,176)	$(5,511,588)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	581,395	11,276,163
Basic and diluted net loss per share of common stock	$(0.49)	$(0.49)

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald& Co., an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Cantor Fitzgerald & Co. a cash fee (“Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the Initial Public Offering, and 5.5% of the gross proceeds from the exercise of the underwriter’s over-allotment option.

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

Note 7 - Stockholders’ Deficit

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 1,000,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares subject to possible redemption. Class A common stock includes 1,000,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the shares sold in the Initial Public Offering.

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

On September 23, 2020, the Company effected a recapitalization, which included a 1.25-for-1 stock split. On November 3, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled. On December 18, 2020, the Sponsor transferred an aggregate of 30,000 Founder Shares to independent directors of the Company. On December 22, 2020, the Company effected a 1.125-for-1 stock split. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock, resulting in an aggregate of 12,500,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. Information contained in the financial statements have been retroactively adjusted for this split and cancellation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Company’s Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 28, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Company’s initial public offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs.

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

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Company’s Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 88% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsor’s track record for consummating similar transactions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

December 23, 2021	CF Acquisition Corp. IV

	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	December 23, 2021
Howard W. Lutnick	(Principal Executive Officer)

/s/ Jane Novak	Chief Financial Officer	December 23, 2021
Jane Novak	(Principal Financial and Accounting Officer)

/s/ Anshu Jain	President and Director	December 23, 2021
Anshu Jain

/s/ Louis Zurita	Director	December 23, 2021
Louis Zurita

/s/ Charlotte Blechman	Director	December 23, 2021
Charlotte Blechman

/s/ Steven Bisgay	Director	December 23, 2021
Steven Bisgay