Form 10-K
period 2021-12-31
CF ACQUISITION CORP. IV
filed 2022-03-31
CIK 1825249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $484,500,000.

As of March 31, 2022, there were 51,000,000 shares of Class A common stock, par value $0.0001 per share, and 12,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of us, the sponsor and CF&Co. (as defined below);

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

●	“Charter” are to the Company’s amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on December 22, 2020;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by the sponsor in a private placement prior to the initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided elsewhere in this Report;

●	“FPA” are to the forward purchase contract, dated December 22, 2020, between the Company and the sponsor;

●	“FPS” are to the 1,500,000 units and 375,000 shares of Class A common stock issuable pursuant to the FPA;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 28, 2020;

●	“initial stockholders” are to the sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to the sponsor in a private placement simultaneously with the closing of the initial public offering, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in our Registration Statement (as defined below);

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to shares of our Class A common stock sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Registration Statements on Form S-1 filed with the SEC on December 7, 2020 and December 22, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor, that we may determine to make in connection with financing our initial business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;

●	“sponsor” are to CFAC Holdings IV, LLC, a Delaware limited liability company which is 100% owned by Cantor;

●	“trust account” are to the trust account in which an amount of $500,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial holders of the private placement warrants or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to CF Acquisition Corp. IV; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

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

Our management team consists of:

●	Howard W. Lutnick, our Chairman and Chief Executive Officer, who joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996;

●	Anshu Jain, our President, who also serves as the President of Cantor, a position he has held since January 2017, and previously served as a senior executive of Deutsche Bank, which firm he joined from Merrill Lynch in 1995, most recently in the position of Co-CEO from June 2012 to June 2015; and

●	Jane Novak, our Chief Financial Officer, who joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy.

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

Initial Public Offering

On December 28, 2020, we consummated our initial public offering of 50,000,000 units (including 5,000,000 units sold upon exercise of the underwriters’ over-allotment option). Each unit consists of one public share and one-third of one public warrant, with each public warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $500,000,000.

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

We must complete our initial business combination by December 28, 2022, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by December 28, 2022, then we will proceed to liquidate, and we will distribute all amounts in the trust account.

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

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background, and to capitalize on the ability of our officers and directors to identify and acquire a business or businesses consistent with the experience of our management team and affiliates of the sponsor. We therefore are focusing on potential target companies in the financial services, healthcare, real estate services, technology and software industries. Within the universe of potential targets set forth above, an important focus for us will be the following:

●	Brokerage — We believe that Cantor’s model of compensating brokers partly in equity is conducive to brokerage businesses. Cantor uses a unique compensation structure in compensating its brokers and other revenue-generating employees in its various businesses, which Cantor believes provides it with numerous competitive advantages. Unlike many of its competitors, virtually all of Cantor’s key executives and revenue-generating employees have equity stakes in its businesses. Cantor believes this aligns its employees and management with its equity holders (including the shareholders of its public companies, BGC and Newmark), and encourages a collaborative culture that drives cross-selling and improves revenue growth. Additionally, Cantor’s compensation structure reduces recruitment costs by encouraging retention, as equity stakes are subject to redemption or forfeiture in the event that employees leave the firm to compete with it. We believe that this structure, which we may use if we acquire a brokerage business, promotes an entrepreneurial culture that will enable us to further build such business by attracting key producers in key markets and services.

●	Healthcare — Cantor’s industry leading healthcare franchise has over 120 professionals across investment banking, capital markets, research, sales and trading. Cantor’s healthcare team is focused on all subsectors, including biopharmaceuticals, diagnostics, medical technology and healthcare services. Cantor’s team is comprised of professionals with deep industry knowledge, corporate and institutional contacts, equity and debt capital markets expertise and all forms of advisory capabilities. During the trailing 12 months ended September 30, 2021, Cantor’s healthcare franchise completed approximately 91 transactions across capital markets and M&A, representing over $12.1 billion in transaction value.

●	Technology — Our officers have experience operating, developing, growing and acquiring technology businesses. Mr. Lutnick oversaw the launch and growth of eSpeed, a fully electronic treasuries trading platform, which was sold by BGC to Nasdaq, Inc. in June 2013. BGC continues to build proprietary electronic trading platforms across various asset classes and operate and grow market leading electronic trading businesses, including through its fully electronic Fenics business, which had net revenues of $384 million during the trailing 12 months ended September 30, 2021, significantly in excess of the annualized revenues of eSpeed from prior to its sale. Our officers have also led Newmark to its position of being in the forefront of technology software for the commercial real estate market, as Newmark continues to build and roll out proprietary technology systems to enhance broker productivity and maximize collaboration and cross-selling efforts. We believe that brokerage businesses are continuing to become more automated and thus profitable. Cantor, through the leadership of Messrs. Lutnick and Jain, is a leader in this trend as it continues to lead various technology initiatives across Cantor’s businesses. We believe that we can leverage the success and history of our officers to successfully acquire and tangibly grow and improve the operations and market position of a technology business.

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

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with another special purpose acquisition company sponsored by Cantor. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination.

An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a specified future issuance. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the FPS. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the initial public offering (not including the private placement shares) plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock. The issuance of the FPS will not result in such an adjustment to the conversion ratio of our Class B common stock.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we are targeting businesses with enterprise values that are greater than the net proceeds of our initial public offering, the sale of the private placement units and the sale of the FPS, and, as a result, if any cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our Business Combination Process

In evaluating prospective business combinations, we conduct, and expect to continue to conduct, a thorough due diligence review that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets to the extent possible, discussion with customers and suppliers, document reviews, as well as a review of financial, operational, legal and other information which will be made available to us and which we deem appropriate. We also utilize our expertise and the sponsor’s expertise in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor, or our officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor, or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of our initial business combination, 1,500,000 of our units on substantially the same terms as the sale of units in the initial public offering at $10.00 per unit, and 375,000 shares of Class A common stock. The funds from the sale of the FPS will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

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

The sponsor, our officers, our directors, Cantor and their affiliates may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. In particular, certain of our executive officers and directors also serve as executive officers or directors of other special purpose acquisition companies sponsored by Cantor as set forth below, each of which is focused on searching for businesses that may provide significant opportunities for attractive investor returns in industries similar to the industries in which our search is focused. As a result, the sponsor and our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

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

Financial Position

With funds available for an initial business combination in the amount of $500,000,000, based on the balance of our trust account as of December 31, 2021, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure any third party financing and there can be no assurance any third party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our business combination, at which point we will engage in the business of the target we acquire in our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the (i) initial public offering, (ii) private placement of the private placement units, (iii) $15,000,000 FPA, (iv) sale of our securities in connection with our initial business combination (pursuant to forward purchase contracts or any backstop agreements we may enter into following the consummation of the initial public offering or otherwise), (v) shares issued to the owners of the target, (vi) debt issued to bank or other lenders or the owners of the target, or (vii) a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may also contact targets that any of the other special purpose acquisition companies sponsored by Cantor had considered if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

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

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor or its affiliates or the sponsor or our officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with the sponsor, its affiliates, or our officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that such an initial business combination is fair to our stockholders from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Selection of a Target Business and Structuring of our Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of merger and acquisition transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Report. In addition, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

So long as we maintain a listing for our securities on Nasdaq, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we do not consummate an initial business combination by December 28, 2022, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from any amounts held outside the trust account, together with the $1,750,000 loan committed by the sponsor, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the initial public offering, did not, or will not, execute agreements with us waiving such claims to the monies held in the trust account.

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

We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside of the trust account ($25,000 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, the sponsor may be liable if no waiver against the trust account is executed, only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target.

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame.

●	Our expectations around the performance of a prospective target business or businesses may not be realized.

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination.

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Our warrants and FPS are being accounted for as a liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities.

●	Trust account funds may not be protected against third party claims or bankruptcy.

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading.

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	We may engage one or more of the underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. CF&Co. is entitled to receive a business combination marketing fee that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because the sponsor and our officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on May 14, 2021 and Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on December 23, 2021.

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

On March 31, 2022, there was one (1) holder of record of our units, three (3) holders of record of our Class A common stock, three (3) holders of record of our Class B common stock and two (2) holders of record of our warrants.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Our Registration Statement for our initial public offering became effective on December 22, 2020. On December 28, 2020, we consummated the initial public offering of 50,000,000 units, including 5,000,000 units sold upon the partial exercise of the underwriter’s over-allotment option, at a purchase price of $10.00 per unit, generating gross proceeds of $500,000,000. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire 5 years after the completion of the initial business combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of our initial public offering, we consummated the sale of 1,000,000 units at a price of $10.00 per private placement unit to the sponsor in a private placement, generating gross proceeds of $10,000,000.

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

We have until December 28, 2022 (24 months from the closing of the initial public offering), or a later date approved by our stockholders in accordance with the Charter, to consummate an initial business combination (the “Combination Period”). If we are unable to complete an initial business combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within the Combination Period.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had approximately $25,000 and $469,000, respectively, of cash in our operating account. As of December 31, 2021 and 2020, we had a working capital deficit of approximately $1,525,000 and working capital of approximately $219,000, respectively. For the year ended December 31, 2021 and 2020, we had approximately $46,000 and $0, respectively, of interest income from the trust account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through December 31, 2021 have been satisfied through a contribution of $25,000 from the sponsor in exchange for the issuance of the founder shares, a loan of approximately $158,000 from the sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the private placement with the sponsor not held in the trust account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the initial public offering. In addition, in order to finance transaction costs in connection with an initial business combination, the sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to our initial business combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of December 31, 2021 and 2020, there was approximately $857,000 and $0, respectively, outstanding under the Sponsor Loan.

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

Results of Operations

Our entire activity from inception through December 31, 2021 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, to locating and completing a suitable initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021 we had net income of approximately $8,455,000, which consisted of approximately $10,054,000 of gain from the change in fair value of warrant liability, approximately $596,000 of gain from the change in fair value of FPS liability, and approximately $46,000 of interest income on investments held in the trust account, partially offset by approximately $1,915,000 of general and administrative expenses, approximately $121,000 of administrative expenses paid to the sponsor, and approximately $205,000 of franchise tax expense.

For the period from January 23, 2020 (inception) through December 31, 2020 we had a net loss of approximately $5,796,000, which consisted of approximately $2,377,000 of loss from the change in fair value of warrant liability, approximately $3,371,000 of loss from the change in fair value of FPS liability, approximately $46,000 of general and administrative expenses paid to the sponsor, and approximately $2,000 of franchise tax expense.

Contractual Obligations

Business Combination Marketing Agreement

We engaged CF&Co., an affiliate of the sponsor, as an advisor in connection with the initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination in an amount of $18,500,000, which is equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the initial public offering, and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the sponsor, after the initial public offering and prior to the initial business combination. As of December 31, 2021 and 2020, we had borrowed approximately $857,000 and $0, respectively, under the Sponsor Loan.

The sponsor pays expenses on our behalf and we reimburse the sponsor for such expenses paid on our behalf. As of December 31, 2021 and 2020, we had accounts payable outstanding to the sponsor for such expenses paid on our behalf of $0 and approximately $413,000, respectively.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting polices:

Use of Estimates

The preparation of our financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our balance sheets, statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until December 28, 2022 to consummate an initial business combination. Our mandatory liquidation date, if an initial business combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

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

Warrant and FPS Liability

We account for our outstanding public warrants and private placement warrants and the FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and the FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the public shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both December 31, 2021 and 2020, 50,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ equity section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

We have not considered the effect of the warrants to purchase an aggregate of 16,999,999 shares of Class A common stock sold in the initial public offering and the concurrent private placement in the calculation of diluted earnings per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

See Note 2—Summary of Significant Accounting Policies to our financial statements in Part IV, Item 15 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Controls over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was not effective. This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

In light of the above material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Howard W. Lutnick	60	Chairman and Chief Executive Officer
Anshu Jain	58	President and Director
Jane Novak	57	Chief Financial Officer
Louis Zurita	61	Director
Charlotte Blechman	51	Director
Steven Bisgay	54	Director
Mark Kaplan	61	Director
Robert Hochberg	59	Director

The experience of our directors and executive officers is as follows:

Howard W. Lutnick has been our Chairman and Chief Executive Officer since January 2020. Mr. Lutnick is also the Chairman and Chief Executive Officer of Cantor. Mr. Lutnick joined Cantor in 1983 and has served as Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is also the Chairman of the Board of Directors of BGC Partners, Inc. and its Chief Executive Officer, positions in which he has served from June 1999 to the present. In addition, Mr. Lutnick has served as Chairman of Newmark Group, Inc. since 2016. Mr. Lutnick served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. (“Cantor SPAC I”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”) in November 2020, CF Finance Acquisition Corp. II (“Cantor SPAC II”) from September 2019 until consummation of its business combination with View, Inc. (“View”) in March 2021, CF Finance Acquisition Corp. III (“Cantor SPAC III”) from January 2020 until consummation of its business combination with AEye, Inc. (“AEye”) in August 2021, and CF Acquisition Corp. V (“Cantor SPAC V”) from April 2020 until consummation of its business combination with Satellogic, Inc. (“Satellogic”) in January 2022. Mr. Lutnick also serves as the Chairman and Chief Executive Officer of CF Acquisition Corp. VI (“Cantor SPAC VI”) since April 2020, CF Acquisition Corp. VII (“Cantor SPAC VII”) since July 2020 and CF Acquisition Corp. VIII (“Cantor SPAC VIII”) since July 2020. Mr. Lutnick has also served as a director of Satellogic since January 2022. Mr. Lutnick is a member of the Board of Directors of the National September 11 Memorial & Museum, the Board of Directors of the Partnership for New York City, the Board of Directors of the Horace Mann School, and the Board of Overseers of The Hoover Institution. In addition, Mr. Lutnick has served as Chairman and Chief Executive Officer of each of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and Rodin Income Trust, Inc. since February 2017 and as President of Rodin Income Trust, Inc. since January 2018. We believe that Mr. Lutnick is qualified to serve as a member of our board of directors due to his extensive investment, management and public company experience.

Anshu Jain has been our President since September 2020 and our director since December 2020. Mr. Jain is also the President of Cantor, a position he has held since January 2017. Mr. Jain directs strategy, vision and operational foundation across Cantor’s businesses. Mr. Jain also served as the President of Cantor SPAC I, from January 2018, and a director of Cantor SPAC I, from December 2018, until in each case consummation of its business combination with GCM Grosvenor in November 2020, as the President of Cantor SPAC II, from September 2019, and a director of Cantor SPAC II, from August 2020, until in each case consummation of its business combination with View in March 2021, as the President of Cantor SPAC III, from March 2020, and a director of Cantor SPAC III, from November 2020, until in each case consummation of its business combination with AEye in August 2021, and as the President of Cantor SPAC V, from September 2020, and a director of Cantor SPAC V, from January 2021, until, in each case consummation of its business combination with Satellogic in January 2022. Mr. Jain also serves as the President of Cantor SPAC VI since October 2020 and a director of Cantor SPAC VI since February 2021, as the President of Cantor SPAC VIII since January 2021 and a director of Cantor SPAC VIII since March 2021, as the President of Cantor SPAC VII since January 2021 and as a director of Cantor SPAC VII since December 2021. Mr. Jain was Co-CEO of Deutsche Bank from June 2012 to June 2015. Between February 2016 and March 2017, Mr. Jain was an advisor to Social Finance Inc. and consultant to Deutsche Bank from July 2015 to January 2016. He was also a member of Deutsche Bank’s Management Board from 2009 to 2015 and Deutsche Bank’s Group Executive Committee from 2002 to 2015 and previously led Deutsche Bank’s team advising the UK Treasury on financial stability. Mr. Jain joined Deutsche Bank from Merrill Lynch in 1995. Mr. Jain sat on the Board of Directors of the Institute of International Finance from 2012 to 2015 and previously was a member of the Financial Services Forum and served on the International Advisory Panel of the Monetary Authority of Singapore. Mr. Jain is a trustee of Chance to Shine, a leading UK based sports charity whose mission is to spread the power of cricket throughout schools and communities. Mr. Jain also serves on the MIT Sloan Finance Group Advisory Board. Mr. Jain received his Bachelor’s degree in Economics, with honors, from the University of Delhi and his MBA in Finance, Beta Gamma Sigma, from the University of Massachusetts Amherst. We believe that Mr. Jain is qualified to serve as a member of our board of directors due to his extensive investment and management experience.

Jane Novak has been our Chief Financial Officer since July 2021. Ms. Novak joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy. In this role, Ms. Novak provides guidance to Cantor and its affiliates on complex accounting matters, including, among other things, compliance with U.S. GAAP, IFRS, and SEC pronouncements, establishing formal accounting policies, reviewing SEC filings, leading new accounting standards implementation and monitoring standard-setting activities. Ms. Novak has also served as the Chief Financial Officer of Cantor SPAC VI and Cantor SPAC VIII since July 2021 and Cantor SPAC VII since November 2021. Ms. Novak also served as the Chief Financial Officer of Cantor SPAC III from July 2021 until consummation of its business combination with AEye in August 2021 and as Chief Financial Officer of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022. Prior to joining Cantor, Ms. Novak worked for a number of financial services institutions over the prior 20 years, including Annaly Capital Management from February 2016 to September 2017, holding accounting policy, financial reporting and SEC reporting positions of progressive responsibility. Ms. Novak began her career in the audit practice at Deloitte’s New York office, serving financial services clients. Ms. Novak graduated summa cum laude from Brooklyn College, CUNY, with a B.S. in Accounting. Ms. Novak holds an active CPA license from the State of New York and is a member of the American Institute of Certified Public Accountants.

Louis R. Zurita has served as our director since December 2020. Mr. Zurita has over 30 years of experience owning, operating, acquiring, and developing commercial and residential real estate in the United States and the Caribbean. Mr. Zurita is an active investor in the real estate market and currently serves as the managing member of a number of real estate investment vehicle companies. Mr. Zurita was also the Co-founder and Chief Executive Officer of Viagrupo.com, a leading e-commerce platform in the Dominican Republic, from May 2011 until March 2020. In addition, Mr. Zurita has been a board member of Remate Lince S.A.P.I. de C.V. since 2017. Previously, Mr. Zurita was a board member for Cantor Futures Exchange L.P. (“Cantor Exchange”) from December 2016 to November 2021 and the Chairman of the Regulatory Oversight Committee of Cantor Exchange from February 2018 until November 2021. Mr. Zurita also served as a director of Cantor SPAC V from January 2021 until consummation of its business combination with Satellogic in January 2022. He received his MBA from Columbia University, an MS in Dynamics of Organization from the University of Pennsylvania and a B.Arch from Pratt Institute School of Architecture. We believe that Mr. Zurita is qualified to serve as a member of our board due to his extensive investment and management experience.

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

Steven Bisgay has served as our director since July 2021. Mr. Bisgay is currently the Chief Financial Officer of BGC Partners, Inc., a position he has held since January 2020. Mr. Bisgay joined Cantor in February 2015. From that time until August 2020, and from January 2021 to present, Mr. Bisgay served as the Chief Financial Officer of Cantor. Mr. Bisgay continues to oversee overlapping functions of BGC’s and Cantor’s businesses such as bondholder, lender, and rating agency relations. Mr. Bisgay also held various offices at and provided services to other affiliates of Cantor until December 2019, including as the Chief Financial Officer of Cantor SPAC I from October 2015 and as a director of Cantor SPAC I from December 2018, until December 2019 and as a director, Chief Financial Officer and Treasurer of two publicly non-traded REITs, Rodin Income Trust, Inc. and Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), beginning in 2016. Mr. Bisgay has also served as a director of Cantor SPAC VI and Cantor SPAC VIII since July 2021 and as a director of Cantor SPAC VII since December 2021. Mr. Bisgay served as a director of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022. Prior to his time at Cantor, Mr. Bisgay was Chief Financial Officer at KCG Holdings, Inc., a market-making firm focused on client trading solutions, liquidity services and market-making technologies, after serving as Chief Financial Officer and Chief Operating Officer, Head of Business Development, Group Controller, and Director of Internal Audit at Knight Capital Group, Inc. and as a Senior Manager at PricewaterhouseCoopers, LLP. Mr. Bisgay received a B.S. in Accounting from Binghamton University and a M.B.A. from Columbia University. Mr. Bisgay also is registered with FINRA, holds a Series 27 Financial and Operations Principal license and is a Certified Public Accountant. We believe that Mr. Bisgay is qualified to serve as a member of our board of directors due to his extensive accounting and management experience.

Mark Kaplan has served as our director since December 2021. Mr. Kaplan is currently the Global Chief Operating Officer of Cantor Fitzgerald & Co., the Investment Banking, Asset Management arm of Cantor, a position he has held since February 2018. In that role, Mr. Kaplan oversees the businesses and operations of Cantor’s primary business divisions, both domestically and internationally. From 2007 to 2017, Mr. Kaplan was Chief Operating Officer for Société Générale in the Americas (“Société Générale”) where he was responsible for managing its regional operations, including the IT, Operations, Finance, Product Control, Operational Risk, IT Security, BCP, Sourcing and Real Estate departments.  As part of that role, Mr. Kaplan helped develop and build many of the firm’s business initiatives, as well as several significant mergers and acquisitions. Prior to that position, Mr. Kaplan spent six years as the General Counsel for Société Générale, and for its investment banking subsidiary, Cowen & Co., leading their Legal and Compliance departments. Before joining Société Générale, Mr. Kaplan was the U.S. General Counsel of CBIC. And prior to that position was a Managing Director and Director of Litigation at Oppenheimer & Co., Inc. Mr. Kaplan has a B.A. from Bucknell University and a Juris Doctor from Columbia Law School. We believe that Mr. Kaplan is qualified to serve as a member of our board of directors due to his extensive investment and management experience.

Robert Hochberg has served as our director since December 2021. Mr. Hochberg is currently President and Chief Executive Officer of Numeric Computer Systems, Inc. (“Numeric”). Mr. Hochberg has served at Numeric as President since June 1984 and as Chief Executive Officer since November 1994. Numeric is a global software company with offices in New York, San Juan, Auckland, Jakarta and Sydney. Mr. Hochberg has also served as a director of Cantor SPAC VIII since March 2021. Mr. Hochberg previously served as a director of Cantor SPAC I from January 2020 until the consummation of its business combination with GCM Grosvenor in November 2020, a director of Cantor SPAC II from August 2020 until consummation of its business combination with View in March 2021 and a director of Cantor SPAC III from November 2020 until consummation of its business combination with AEye in August 2021. Mr. Hochberg is a graduate of Vassar College, where he received a Bachelor of Arts in Economics. We believe that Mr. Hochberg is qualified to serve as a member of our board of directors due to his extensive experience in business management.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven directors. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of the Charter may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, including Mr. Lutnick. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Jain, Mr. Bisgay and Mr. Kaplan, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Lutnick, Mr. Zurita, Ms. Blechman and Mr. Hochberg, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; provided, however, that prior to the consummation of our initial business combination, any or all of the directors may be removed from office, for cause or not for cause, only by the affirmative vote of holders of a majority of the voting power of all then outstanding founder shares. Subject to any other special rights applicable to the stockholders, including holders of preferred stock, whenever any director shall have been elected by the holders of any class of stock voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of our initial business combination, by a majority of the holders of our founder shares, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Zurita, Ms. Blechman and Mr. Hochberg serve as members of our audit committee, and Mr. Zurita chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Zurita, Ms. Blechman and Mr. Hochberg each meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b) (1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Zurita, Ms. Blechman and Mr. Hochberg serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we generally would be required to have at least two members of the compensation committee, all of whom must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. Mr. Zurita, Ms. Blechman and Mr. Hochberg are each independent and Mr. Zurita chairs the compensation committee.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mr. Zurita, Ms. Blechman and Mr. Hochberg. In accordance with Rule 5605 of the Nasdaq rules, each of Mr. Zurita, Ms. Blechman and Mr. Hochberg is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Item 11. Executive Compensation.

Except as described below, none of our officers or directors has received any cash compensation for services rendered to us. Except as described below, to date, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors, or, other than as described herein, to the sponsor or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, either the sponsor will transfer up to 15,000 founder shares to each of our independent directors or we will pay cash fees to such directors, at our discretion. In December 2020, the sponsor transferred 15,000 founder shares to each of Mr. Zurita and Ms. Blechman. In January 2022, the sponsor transferred 2,500 shares of Class A common stock to Mr. Hochberg and in February 2022, we paid Mr. Hochberg $25,000 to serve as a director of the Company. We pay an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. In addition, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have nor do we expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination. We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Report. In addition, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 63,500,000 shares of our common stock, consisting of (i) 51,000,000 shares of our Class A common stock and (ii) 12,500,000 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Directors and Officers(1)
CFAC Holdings IV, LLC(2)(3)	997,500	2.0%	12,466,250	99.7%	21.2%
Howard W. Lutnick(2)(3)	997,500	2.0%	12,466,250	99.7%	21.2%
Anshu Jain	—	—	—	—	—
Jane Novak	—	—	—	—	—
Louis Zurita	—	—	16,875	*	*
Charlotte Blechman	—	—	16,875	*	*
Steven Bisgay	—	—	—	—	—
Mark Kaplan	—	—	—	—	—
Robert Hochberg	2,500	*	—	*	*
All executive officers and directors as a group (8 individuals)	1,000,000	2.0%	12,500,000	100%	21.3%

5% or More Stockholders
Beryl Parties(4)	3,553,884	5.6%	—	—	7.0%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CF Acquisition Corp. IV, 110 East 59th Street, New York, NY 10022.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock, which shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 “Description of Registered Securities,” and with respect to the interests held after the initial public offering, 1,000,000 private placement shares. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Report.

(3)	The sponsor is the record holder of such shares. Cantor is the sole member of the sponsor. CFGM is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by the sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Report.

(4)	Pursuant to a Schedule 13G filed by such persons on March 17, 2022, Beryl Capital Management, LLC (“Beryl”), Beryl Capital Management LP (“Beryl GP”), Beryl Capital Partners II LP (the “Partnership”) and David A. Witkin (collectively, the “Beryl Parties”) may be deemed the beneficial owner of 3,553,884 shares of Class A common stock held by certain private investment funds (collectively, the “Funds”). Beryl is the investment adviser to the Partnership and the Funds. Beryl is the general partner of Beryl GP, which is also the general partner of one or more of the Funds. Mr. Witkin is the control person of Beryl and Beryl GP. The principal business address for the Beryl Parties is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

The sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January 2020, the sponsor purchased an aggregate of 11,500,000 founder shares for an aggregate purchase price of $25,000. On September 23, 2020, we effected a 1.25-for-1 stock split. On November 3, 2020, the sponsor returned to us, at no cost, an aggregate of 2,875,000 founder shares, which we cancelled, resulting in an aggregate of 11,500,000 founder shares outstanding and held by the sponsor. In addition, in December 2020, the sponsor transferred 15,000 founder shares to each of Mr. Louis Zurita and Ms. Charlotte Blechman, our independent directors. On December 22, 2020, we effected a 1.125-for-1 stock split. On December 28, 2020, 437,500 founder shares were forfeited by the sponsor so that the founder shares represented 20% of the Company’s issued and outstanding shares after the initial public offering (not including the private placement shares), resulting in an aggregate of 12,500,000 founder shares outstanding and held by the sponsor and independent directors of the Company. The founder shares (including the Class A common stock issuable upon conversion thereof in connection with our initial business combination) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder for a period of time as set forth in the letter agreement among us, the sponsor and our directors and officers.

The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of our initial business combination, 1,500,000 of our units and 375,000 shares of Class A common stock. The funds from the sale of the FPS may be used as part of the consideration to the sellers in the initial business combination or for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

The sponsor, pursuant to a written agreement, purchased an aggregate of 1,000,000 private placement units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the initial public offering. In January 2022, the sponsor transferred 2,500 private placement shares to Mr. Robert Hochberg in connection with his appointment as a director of the Company.

The private placement units and the units issuable pursuant to the FPA are identical to the units sold in the initial public offering except that the private placement warrants included therein and the warrants underlying the units issuable pursuant to the FPA (i) so long as they are held by the sponsor or its permitted transferees, will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination, (iii) so long as they are held by the sponsor or its permitted transferees, may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by the sponsor, will not be exercisable more than five years from the effective date of the Registration Statement in accordance with FINRA Rule 5110(g). The private placement units (including the private placement shares, the private placement warrants and the shares of Class A common stock issuable upon exercise thereof) and the units issuable pursuant to the FPA (including the shares of Class A common stock and the warrants underlying such units, and the shares of Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

Other than as described below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to the sponsor, our officers and directors, or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). In addition, in December 2020, the sponsor transferred 15,000 founder shares to each of Mr. Louis Zurita and Ms. Charlotte Blechman, our independent directors. In January 2022, the sponsor transferred 2,500 shares of Class A common stock to Mr. Robert Hochberg and in February 2022, the Company paid Mr. Hochberg $25,000. Upon election of any additional independent director, either the sponsor will transfer up to 15,000 founder shares to such director or we will pay cash to such director, at our discretion.

In addition, the sponsor, our officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the sponsor or our officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

We have engaged CF&Co., an affiliate of the sponsor, pursuant to a business combination marketing agreement as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. a cash fee for such services upon the consummation of the initial business combination as described elsewhere in this Report. In addition, we may engage CF&Co, or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

We have engaged CF&Co. as an advisor in connection with our business combination, pursuant to the business combination marketing agreement entered into in connection with the initial public offering. We will pay CF&Co. a cash fee for such services upon the consummation of our initial business combination in an amount equal to $18,500,000, which is equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the initial public offering, and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option. As a result, CF&Co. will not be entitled to such fee unless we consummate our initial business combination.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of the sponsor or officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. Furthermore, there will be no finder’s fees, reimbursement, consulting fee, non-cash payments, monies in respect of any payment of a loan or other compensation paid by us to the sponsor, our officers or directors, or any affiliate of the sponsor or our officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than the following payments, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment to the sponsor for office space, administrative and shared personnel support services, in an amount equal to $10,000 per month;

●	Either the sponsor will transfer up to 15,000 founder shares to each of our independent directors or we will pay cash fees to such directors, at our discretion;

●	Reimbursement for any out-of-pocket expenses incurred related to identifying, investigating and completing an initial business combination;

●	Repayment of loans, including the $1,750,000 loan commitment made by the sponsor for working capital, which may be made by the sponsor or an affiliate of the sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto (provided that in no event will any loans provided by the sponsor be convertible into our securities); and

●	Payment to CF&Co. of its underwriting discount, business combination marketing fee, fees for any financial advisory, placement agency or other similar investment banking services CF&Co. may provide to our company in the future, including in connection with the closing of our initial business combination, and reimbursement of CF&Co. for any out-of-pocket expenses incurred by it in connection with the performance of such services.

Our audit committee will review on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates.

Director Independence

So long as we maintain a listing for our securities on Nasdaq, a majority of our board of directors generally must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. We rely on the “controlled company” exception to such requirement of Nasdaq. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Zurita, Ms. Blechman and Mr. Hochberg is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from January 23, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $53,045 and $78,795, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for both the year ended December 31, 2021 and for the period from January 23, 2020 (inception) through December 31, 2020.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for both the year ended December 31, 2021 and for the period from January 23, 2020 (inception) through December 31, 2020.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for both the year ended December 31, 2021 and for the period from January 23, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

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

Item 16. Form 10-K Summary.

Not applicable.

CF ACQUISITION CORP. IV

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from January 23, 2020 (Inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2021 and for the Period from January 23, 2020 (Inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from January 23, 2020 (Inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CF Acquisition Corp. IV (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from January 23, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from January 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 28, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

CF ACQUISITION CORP. IV

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets:
Current Assets:
Cash	$25,000	$468,731
Prepaid expenses	468,772	206,250
Total current assets	493,772	674,981
Other assets	—	201,164
Cash equivalents held in Trust Account	500,033,381	500,000,000
Total Assets	$500,527,153	$500,876,145

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$970,615	$41,547
Payables to related party	—	412,500
Sponsor loan – promissory notes	856,648	—
Franchise tax payable	191,403	1,644
Total Current Liabilities	2,018,666	455,691
Warrant liability	12,581,699	22,635,499
FPS liability	2,774,932	3,370,886
Total Liabilities	17,375,297	26,462,076

Commitments and Contingencies
Class A common stock subject to possible redemption, 50,000,000 shares issued and outstanding at redemption value of $10.00 per share as of both December 31, 2021 and 2020	500,000,000	500,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both December 31, 2021 and 2020	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 1,000,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of both December 31, 2021 and 2020	100	100
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 12,500,000 shares issued and outstanding as of both December 31, 2021 and 2020	1,250	1,250
Additional paid-in-capital	282,902	—
Accumulated deficit	(17,132,396)	(25,587,281)
Total Stockholders’ Deficit	(16,848,144)	(25,585,931)

Total Liabilities and Stockholders’ Deficit	$500,527,153	$500,876,145

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. IV

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from January 23, 2020 (Inception) through December 31,
	2021	2020

General and administrative costs	$1,914,415	$46,634
Administrative expenses - related party	121,290	—
Franchise tax expense	205,335	1,644
Loss from operations	(2,241,040)	(48,278)
Interest income on investments held in Trust Account	46,171	—
Changes in fair value of warrant liability	10,053,800	(2,376,600)
Changes in fair value of FPS liability	595,954	(3,370,886)
Net income (loss)	$8,454,885	$(5,795,764)

Weighted average number of shares of common stock outstanding:
Class A - Public shares	50,000,000	581,395
Class A - Private placement	1,000,000	11,628
Class B - Common stock	12,500,000	11,264,535 (1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.13	$(0.49)
Class A - Private placement	$0.13	$(0.49)
Class B - Common stock	$0.13	$(0.49)

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.25-for-1 stock split, the cancellation of 2,875,000 shares of Class B common stock, a subsequent 1.125-for-1 stock split and the forfeiture of 437,500 shares of Class B common stock by the Sponsor (see Note 6).

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. IV

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2021 and for the Period from January 23, 2020
(Inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - January 23, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000
Sale of Class A common stock to Sponsor in private placement	1,000,000	100	—	—	9,602,668	—	9,602,768
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	—	—	(437,500)	(44)	44	—	—
Accretion for redeemable shares of Class A common stock to redemption value	—	—	—	—	(9,626,418)	(19,791,517)	(29,417,935)
Net loss	—	—	—	—	—	(5,795,764)	(5,795,764)
Balance - December 31, 2020	1,000,000	$100	12,500,000	$1,250	$—	$(25,587,281)	$(25,585,931)
Stock-based compensation	—	—	—	—	282,902	—	282,902
Net income	—	—	—	—	—	8,454,885	8,454,885
Balance - December 31, 2021	1,000,000	$100	12,500,000	$1,250	$282,902	$(17,132,396)	$(16,848,144)

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 1.25-for-1 stock split, the cancellation of 2,875,000 shares of Class B common stock, a subsequent 1.125-for-1 stock split and the forfeiture of 437,500 shares of Class B common stock by the Sponsor (see Note 6).

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. IV

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from January 23, 2020 (Inception) through December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$8,454,885	$(5,795,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
General and administrative expenses paid by related party	684,169	5,086
Interest income on investments held in Trust Account	(46,171)	—
Changes in fair value of warrant liability	(10,053,800)	2,376,600
Changes in fair value of FPS liability	(595,954)	3,370,886
Stock-based compensation	282,902	—
Changes in operating assets and liabilities:
Other assets	567,642	—
Accrued expenses	929,068	41,548
Payables to related party	(412,500)	—
Franchise tax payable	189,759	1,644
Net cash provided by operating activities	—	—

Cash flows from investing activities
Proceeds from Trust Account to pay tax	12,790	—
Cash deposited in Trust Account	—	(500,000,000)
Net cash provided by (used in) investing activities	12,790	(500,000,000)

Cash flows from financing activities
Proceeds from related party – Sponsor loan	856,648	—
Proceeds from issuance of Class B common stock	—	25,000
Proceeds received from initial public offering	—	500,000,000
Proceeds received from private placement	—	10,000,000
Payment of related party payable	(1,313,169)	(157,994)
Offering costs paid	—	(9,398,275)
Net cash provided by (used in) financing activities	(456,521)	500,468,731

Net change in cash	(443,731)	468,731
Cash - beginning of the period	468,731	—
Cash - end of the period	$25,000	$468,731

Supplemental disclosure of non-cash financing activities
Offering costs paid with note payable	$—	$157,994
Initial classification of warrant liability	$—	$20,258,899
Initial classification of FPS liability	$—	$3,565,073
Prepaid expenses paid with payables to related party	$629,000	$412,500

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

As of December 31, 2021, the Company had not commenced operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (expense).

The Company’s sponsor is CFAC Holdings IV, LLC (the “Sponsor”). The registration statements for the Initial Public Offering became effective on December 22, 2020. On December 28, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 5,000,000 Units sold upon the partial exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $500,000,000, which is described in Note 3. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of the Business Combination and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

Following the closing of the Initial Public Offering and sale of Private Placement Units on December 28, 2020, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (the “Trust Account”) located in the United States at UMB Bank N.A. with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined in Note 4). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Failure to Consummate a Business Combination —The Company has until December 28, 2022, or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account, except for the Company’s independent registered public accounting firm.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, the Company had approximately $25,000 and $469,000 of cash in its operating account. As of December 31, 2021 and 2020, the Company had a working capital deficit of approximately $1,525,000, and working capital of approximately $219,000, respectively. During the year ended December 31, 2021, approximately $46,000 of the interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through December 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of December 31, 2021 and 2020, there was approximately $857,000 and $0, respectively, outstanding under the Sponsor Loan.

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

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until December 28, 2022 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the entity’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of December 31, 2021 and 2020. The Company’s investments held in the Trust Account as of December 31, 2021 and 2020 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the year ended December 31, 2021 and for the period from January 23, 2020 (inception) through December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Warrant and FPS Liability

The Company accounts for the warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and FPS using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants and FPS are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants and the FPS are recognized on the statements of operations in the period of the change.

The Company accounts for the warrants and FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which the warrants and FPS do not meet the criteria for equity classification and must be recorded as liabilities. See Note 9 for further discussion of the methodology used to determine the fair value of the warrants and FPS.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both December 31, 2021 and 2020, 50,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

The Company has not considered the effect of the warrants to purchase an aggregate of 16,999,999 shares of Class A common stock sold in the Initial Public Offering and Private Placement in the calculation of diluted earnings per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Year Ended December 31, 2021			For the Period from January 23, 2020 (Inception) through December 31, 2020
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$6,657,390	$133,148	$1,664,347	$(284,176)	$(5,683)	$(5,505,905)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	50,000,000	1,000,000	12,500,000	581,395	11,628	11,264,535
Basic and diluted net income (loss) per share of common stock	$0.13	$0.13	$0.13	$(0.49)	$(0.49)	$(0.49)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own   Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 50,000,000 Units at a price of $10.00 per Unit, including 5,000,000 Units sold upon the partial exercise of the underwriter’s over-allotment option. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock, due to the underwriter not exercising the remaining portion of the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Note 4—Related Party Transactions

Founder Shares

On January 23, 2020, the Sponsor purchased 11,500,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On September 23, 2020, the Company effected a 1.25-for-1 stock split. On November 3, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled. On December 18, 2020, the Sponsor transferred an aggregate of 30,000 Founder Shares to independent directors of the Company. As a result, the Company recognized approximately $263,000 of compensation expense at fair value that was presented in the Company’s statements of operations. On December 22, 2020, the Company effected a 1.125-for-1 stock split. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock, due to the underwriter not exercising the remaining portion of the over-allotment option, such that the initial stockholders collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 12,500,000 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. All share and per share amounts have been retroactively adjusted The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,000,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($10,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-third of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On December 28, 2021, the Sponsor entered into an agreement pursuant to which it agreed to transfer 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized approximately $20,000 of compensation expense at fair value that was presented in the Company’s statement of operations. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss any potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $18,500,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering, and 5.5% of the gross proceeds from the partial exercise of the underwriter’s over-allotment option.

Related Party Loans

The Sponsor made available to the Company, under the Pre-IPO Note, up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. Prior to the closing of the Initial Public Offering, the amount outstanding under the Pre-IPO Note was approximately $158,000. The Pre-IPO Note was non-interest bearing and was repaid in full upon the completion of the Initial Public Offering.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the Company’s initial Business Combination. For the year ended December 31, 2021 and 2020, the Company paid approximately $121,000 and $0, respectively, for office space and administrative fees. As of December 31, 2021 and 2020, the Company had borrowed approximately $857,000 and $0, respectively, under the Sponsor Loan.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying balance sheets. As of December 31, 2021 and 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and approximately $413,000, respectively.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

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

Underwriting Agreement

The Company granted CF&Co. a 45-day option to purchase up to 6,750,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. CF&Co. partially exercised the over-allotment option for 5,000,000 Units concurrent with the closing of the Initial Public Offering. On December 28, 2020, simultaneously with the Initial Public Offering, CF&Co. advised the Company that it would not exercise the remaining portion of the over-allotment option.

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

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the pandemic and conflict could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6 - Stockholders’ Deficit

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock, par value $0.0001 per share. As of both December 31, 2021 and 2020, there were 1,000,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares subject to possible redemption. The outstanding shares of Class A common stock include 1,000,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock - The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both December 31, 2021 and 2020, there were 12,500,000 shares of Class B common stock issued and outstanding. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock, due to the underwriter not exercising the remaining portion of the over-allotment option, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Note 7 – Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

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

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021 for the period from January 23, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the year ended December 31, 2021 and for the period from January 23, 2020 (inception) through December 31, 2020:

	For the Year Ended December 31, 2021	For the Period from January 23, 2020 (Inception) through December 31, 2020
Current
Federal	$-	$(345)
State	-	-
Deferred
Federal	(460,928)	(9,793)
State	-	-
Change in valuation allowance	460,928	10,138
Income tax provision expense	$-	$-

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The Company’s net deferred tax assets are as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax asset
Startup/Organizational Costs	$371,576	$9,793
Deferred Compensation	64,660
Net operating loss carryforwards	34,830	345
Total deferred tax assets	471,066	10,138
Valuation allowance	(471,066)	(10,138)
Deferred tax asset, net of allowance	$-	$-

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

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2021 and for the period from January 23, 2020 (inception) through December 31, 2020:

	For the Year Ended December 31,	For the Period from January 23, 2020 (Inception) through December 31,
Statutory Federal income tax rate	21.0%	21.0%
Change in fair value of warrant liability	(25.0)%	(8.6)%
Change in fair value of FPS liability	(1.5)%	(12.2)%
Change in valuation allowance	5.5%	(0.2)%
Income Taxes Benefit	0.0%	0.0%

Note 9—Fair Value Measurements on a Recurring Basis

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements - unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements - inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements - unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$500,033,381	$-	$-	$500,033,381
Liabilities:
Warrant liability	$12,335,000	$246,699	$-	$12,581,699
FPS liability	-	-	2,744,932	2,774,932
Total Liabilities	$12,335,000	$246,499	$2,744,932	$15,356,631

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$500,000,000	$-	$-	$500,000,000
Liabilities:
Warrant liability	$-	$-	$22,635,499	$22,635,499
FPS liability	-	-	3,370,886	3,370,886
Total Liabilities	$-	$-	$26,006,385	$26,006,385

Level 1 assets as of both December 31, 2021 and 2020 include investments in a money market fund that holds U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

Initial Measurement

The Company established the initial fair value for the warrants on December 28, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. As of December 31, 2020, the Public warrants and Private Placement Warrants were measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the shares of Class A common stock subject to possible redemption. The warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs.

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

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 1 due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021.

As of December 31, 2021, the aggregate fair values of the Private Placement Warrants and Public Warrants were approximately $0.2 million and $12.3 million, respectively.

CF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of January 1, 2020	$—	$—	$—
Fair value as of December 28, 2020	397,233	19,861,666	20,258,899
Change in valuation inputs or other assumptions(1)	46,600	2,330,000	2,376,600
Fair value as of December 31, 2020	$443,833	$22,191,666	$22,635,499
Change in valuation inputs or other assumptions(1)	(197,134)	(9,856,666)	(10,053,800)
Fair value as of December 31, 2021(2)	$246,699	$12,335,000	$12,581,699

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $7.7 million during the year ended December 31, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of December 31, 2021, the probability assigned to the consummation of the Business Combination was 80% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and affiliates of the Sponsor’s track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPS liability:

FPS Liability
Fair value as of December 28, 2020	$3,565,073
Change in valuation inputs or other assumptions(1)	(194,187)
Fair value as of December 31, 2020	3,370,886
Change in valuation inputs or other assumptions(1)	(595,954)
Fair value as of December 31, 2021	$2,774,932

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and among the Company, CF&Co., as representative of the several underwriters, and the qualified independent underwriter named therein. (2)
1.2	Business Combination Marketing Agreement, dated December 22, 2020, by and between the Company and CF&Co. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated December 22, 2020, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.(3)
10.1	Letter Agreement, dated December 22, 2020, by and among the Company, the sponsor and each of the directors and executive officers of the Company. (2)
10.2	Investment Management Trust Agreement, dated December 22, 2020, by and between the Company and Continental, as trustee. (2)
10.3	Registration Rights Agreement, dated December 22, 2020, by and among the Company, the sponsor and the holders party thereto. (2)
10.4	Expense Advancement Agreement, dated December 22, 2020, by and between the Company and the sponsor. (2)
10.5	Private Placement Units Purchase Agreement, dated December 22, 2020, by and between the Company and the sponsor. (2)
10.6	Form of Indemnity Agreement. (1)
10.7	Promissory Note, dated September 21, 2020, issued to the sponsor. (1)
10.8	Promissory Note, dated December 22, 2020, issued to the sponsor. (2)
10.9	Administrative Services Agreement, dated December 22, 2020, by and between the Company and the sponsor. (2)
10.10	Forward Purchase Contract, dated December 22, 2020, by and between the Company and the sponsor. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 16, 2020.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 29, 2020.

(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	CF Acquisition Corp. IV

	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	March 31, 2022
Howard W. Lutnick	(Principal Executive Officer)

/s/ Jane Novak	Chief Financial Officer	March 31, 2022
Jane Novak	(Principal Financial and Accounting Officer)

/s/ Anshu Jain	President and Director	March 31, 2022
Anshu Jain

/s/ Louis Zurita	Director	March 31, 2022
Louis Zurita

/s/ Charlotte Blechman	Director	March 31, 2022
Charlotte Blechman

/s/ Steven Bisgay	Director	March 31, 2022
Steven Bisgay

/s/ Mark Kaplan	Director	March 31, 2022
Mark Kaplan

/s/ Robert Hochberg	Director	March 31, 2022
Robert Hochberg