Form 10-Q
period 2022-09-30
CF ACQUISITION CORP. IV
filed 2022-11-14
CIK 1825249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 51,000,000 shares of Class A common stock, par value $0.0001 per share, and 12,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	129,925	468,772
Total current assets	154,925	493,772
Cash equivalents held in Trust Account	3,157,888	500,033,381
Available-for-sale debt securities held in Trust Account, at fair value (no allowance for credit losses, amortized cost $499,655,556)	499,395,000	—
Total Assets	502,707,813	500,527,153

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$662,408	$970,615
Sponsor loan – promissory notes	2,468,238	856,648
Franchise tax payable	43,334	191,403
Total Current Liabilities	3,173,980	2,018,666
Warrant liability	850,000	12,581,699
FPS liability	527,969	2,774,932
Total Liabilities	4,551,949	17,375,297

Commitments and Contingencies
Class A common stock subject to possible redemption, 50,000,000 shares issued and outstanding at redemption value of $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	501,786,224	500,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 1,000,000 shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of both September 30, 2022 and December 31, 2021	100	100
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 12,500,000 shares issued and outstanding as of both September 30, 2022 and December 31, 2021	1,250	1,250
Additional paid-in-capital	—	282,902
Accumulated deficit	(3,371,154)	(17,132,396)
Accumulated other comprehensive loss	(260,556)	—
Total Stockholders’ Deficit	(3,630,360)	(16,848,144)

Total Liabilities and Stockholders’ Deficit	$502,707,813	$500,527,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative costs	$443,190	$1,015,087	$758,603	$1,417,624
Administrative expenses – related party	30,000	30,000	90,000	91,290
Franchise tax expense	50,000	49,974	166,521	155,335
Loss from operations	(523,190)	(1,095,061)	(1,015,124)	(1,664,249)
Interest income on investments held in Trust Account	1,592,460	12,605	2,817,690	33,703
Changes in fair value of warrant liability	756,500	3,911,700	11,731,699	8,015,500
Changes in fair value of FPS liability	1,040,779	356,384	2,246,963	672,067
Income before provision for income tax	2,866,549	3,185,628	15,781,228	7,057,021
Provision for income taxes	323,915	—	516,664	—
Net income	$2,542,634	$3,185,628	$15,264,564	$7,057,021

Weighted average number of shares of common stock outstanding:
Class A - Public shares	50,000,000	50,000,000	50,000,000	50,000,000
Class A - Private placement	1,000,000	1,000,000	1,000,000	1,000,000
Class B - Common stock	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income per share of common stock:
Class A - Public shares	$0.04	$0.05	$0.24	$0.11
Class A - Private placement	$0.04	$0.05	$0.24	$0.11
Class B - Common stock	$0.04	$0.05	$0.24	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$2,542,634	$3,185,628	$15,264,564	$7,057,021
Other comprehensive income (loss)
Change in unrealized appreciation (depreciation) of available-for-sale debt securities	825,555	—	(260,556)	—
Total other comprehensive income (loss)	825,555	—	(260,556)	—
Comprehensive income	$3,368,189	$3,185,628	$15,004,008	$7,057,021

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance - December 31, 2021	1,000,000	$100	12,500,000	$1,250	$282,902	$(17,132,396)	$—	$(16,848,144)
Net income	—	—	—	—	—	5,638,279	—	5,638,279
Balance - March 31, 2022	1,000,000	$100	12,500,000	$1,250	$282,902	$(11,494,117)	$—	$(11,209,865)
Net income	—	—	—	—	—	7,083,651	—	7,083,651
Other comprehensive loss	—	—	—	—	—	—	(1,086,111)	(1,086,111)
Balance – June 30, 2022	1,000,000	$100	12,500,000	$1,250	$282,902	$(4,410,466)	$(1,086,111)	$(5,212,325)
Net income	—	—	—	—	—	2,542,634	—	2,542,634
Accretion of Class A common stock to redemption value	—	—	—	—	(282,902)	(1,503,322)	—	(1,786,224)
Other comprehensive income	—	—	—	—	—	—	825,555	825,555
Balance – September 30, 2022	1,000,000	$100	12,500,000	$1,250	$—	$(3,371,154)	$(260,556)	$(3,630,360)

For the Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	1,000,000	$100	12,500,000	$1,250	$—	$(25,587,281)	$(25,585,931)
Net income	—	—	—	—	—	7,658,914	7,658,914
Balance – March 31, 2021	1,000,000	$100	12,500,000	$1,250	$—	$(17,928,367)	$(17,927,017)
Net loss	—	—	—	—	—	(3,787,521)	(3,787,521)
Balance – June 30, 2021	1,000,000	$100	12,500,000	$1,250	$—	$(21,715,888)	$(21,714,538)
Net income	—	—	—	—	—	3,185,628	3,185,628
Balance – September 30, 2021	1,000,000	$100	12,500,000	$1,250	$—	$(18,530,260)	$(18,528,910)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$15,264,564	$7,057,021
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	1,543,218	633,525
Interest income on investments held in Trust Account	(2,817,690)	(33,703)
Changes in fair value of warrant liability	(11,731,699)	(8,015,500)
Changes in fair value of FPS liability	(2,246,963)	(672,067)
Changes in operating assets and liabilities:
Prepaid expenses	419,847	—
Other assets	—	427,580
Accrued expenses	(308,207)	870,050
Payable to related party	—	(412,500)
Franchise tax payable	(148,069)	145,594
Net cash used in operating activities	(24,999)	—

Cash flows from investing activities
Proceeds from Trust Account to pay franchise taxes	37,628	6,955
Purchase of available-for-sale debt securities held in Trust Account	(496,865,556)	—
Sale of cash equivalents held in Trust Account	496,865,556	—
Net cash provided by investing activities	37,628	6,955

Cash flows from financing activities
Proceeds from related party – Sponsor loan	1,611,590	811,840
Payment of related party payable	(1,624,219)	(1,262,526)
Net cash used in financing activities	(12,629)	(450,686)

Net change in cash	—	(443,731)
Cash - beginning of the period	25,000	468,731
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$81,000	$629,000

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

As of September 30, 2022, the Company had not commenced operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income from direct investments in U.S. government debt securities and investments in money market funds that invest in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (expense).

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

Liquidity and Capital Resources

As of both September 30, 2022 and December 31, 2021, the Company had $25,000 of cash in its operating account. As of September 30, 2022 and December 31, 2021, the Company had a working capital deficit of approximately $3,019,000 and $1,525,000, respectively. As of September 30, 2022 and December 31, 2021, approximately $2,553,000 and $33,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through September 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below) and the 2022 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by the Company. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On September 30, 2022, the Company entered into a Working Capital Loan (the “2022 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time.

As of September 30, 2022 and December 31, 2021, approximately $2,468,000 and $857,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $857,000, respectively, outstanding under the Sponsor Loan and approximately $718,000 and $0, respectively, outstanding under the 2022 Working Capital Loan.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both September 30, 2022 and December 31, 2021. Certain of the Company’s investments held in the Trust Account as of both September 30, 2022 and December 31, 2021 were comprised of cash equivalents.

Available-for-Sale Debt Securities

Certain of the Company’s investments held in the Trust Account as of September 30, 2022 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of September 30, 2022. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes, in stockholders’ equity. Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, cash equivalents and investments in the U.S. government debt securities held in the Trust Account. For the three and nine months ended September 30, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both September 30, 2022 and December 31, 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income per share of common stock:

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$2,002,075	$40,041	$500,518	$2,508,369	$50,167	$627,092
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	50,000,000	1,000,000	12,500,000	50,000,000	1,000,000	12,500,000
Basic and diluted net income per share of common stock	$0.04	$0.04	$0.04	$0.05	$0.05	$0.05

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$12,019,342	$240,387	$3,004,835	$5,556,709	$111,134	$1,389,178
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	50,000,000	1,000,000	12,500,000	50,000,000	1,000,000	12,500,000
Basic and diluted net income per share of common stock	$0.24	$0.24	$0.24	$0.11	$0.11	$0.11

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both September 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of approximately $324,000 and $0, respectively. During the nine months ended September 2022 and 2021, the Company recorded income tax expense of approximately $517,000 and $0, respectively. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 11.3% and 0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 3.3% and 0%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Company’s initial Business Combination, which Sponsor Loan has been fully drawn by the Company. For both the three months ended September 30, 2022 and 2021, the Company paid $30,000 for office space and administrative fees. For the nine months ended September 30, 2022 and 2021, the Company paid $90,000 and approximately $91,000, respectively, for office space and administrative fees.

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

On September 30, 2022, the Company entered into the 2022 Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates its initial Business Combination. The principal balance may be prepaid at any time. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

As of September 30, 2022 and December 31, 2021, approximately $2,468,000 and $857,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $857,000, respectively, outstanding under the Sponsor Loan and approximately $718,000 and $0, respectively, outstanding under the 2022 Working Capital Loan.

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

Note 6—Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$499,655,556	$914,444	$(1,175,000)	$499,395,000

(1)	Contractual maturities are one year or less.

(2)	One individual debt security was in a continuous unrealized loss position for less than 12 months and for which no allowance for credit loss has been recorded.

The Company did not recognize the unrealized losses in earnings on its available-for-sale debt securities during the three and nine months ended September 30, 2022, because it was determined that such losses were due to non-credit factors. Additionally, as of September 30, 2022, the Company neither intended to sell nor did it believe that it was more likely than not that it will be required to sell these securities before recovery of their amortized cost basis.

The Company did not have any sales of its available-for-sale debt securities during the three and nine months ended September 30, 2022.

Note 7—Stockholders’ Deficit

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock, par value $0.0001 per share. As of both September 30, 2022 and December 31, 2021, there were 1,000,000 shares of Class A common stock issued and outstanding, excluding 50,000,000 shares subject to possible redemption. The outstanding shares of Class A common stock include 1,000,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both September 30, 2022 and December 31, 2021, there were 12,500,000 shares of Class B common stock issued and outstanding. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock, due to the underwriter not exercising the remaining portion of the over-allotment option, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$502,552,888	$-	$-	$502,552,888

Liabilities:
Warrant liability	$-	$850,000	$-	$850,000
FPS liability	-	-	527,969	527,969
Total Liabilities	$-	$850,000	$527,969	$1,377,969

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$500,033,381	$-	$-	$500,033,381
Liabilities:
Warrant liability	$12,335,000	$246,699	$-	$12,581,699
FPS liability	-	-	2,744,932	2,774,932
Total Liabilities	$12,335,000	$246,699	$2,744,932	$15,356,631

Level 1 assets as of both September 30, 2022 and December 31, 2021 include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. As of September 30, 2022, Level 1 assets also include a direct investment in the U.S. government treasury bills classified as available-for-sale-debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Subsequent Measurement

During the year ended December 31, 2021, the fair value measurement of the Public Warrants was reclassified from Level 3 to Level 1 due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the year ended December 31, 2021. There were no transfers into or out of Level 3 fair value measurement during the three and nine months ended September 30, 2022.

The following tables present the changes in the fair value of warrant liability for the three and nine months ended September 30, 2022 and 2021:

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2021	$246,699	$12,335,000	$12,581,699
Change in valuation inputs or other assumptions(1)	(113,400)	(5,670,000)	(5,783,400)
Fair value as of March 31, 2022	$133,299	$6,665,000	$6,798,299
Change in valuation inputs or other assumptions(1)	(101,799)	(5,090,000)	(5,191,799)
Fair value as of June 30, 2022	$31,500	$1,575,000	$1,606,500
Change in valuation inputs or other assumptions(1)	(14,833)	(741,667)	(756,500)
Fair value as of September 30, 2022	$16,667	$833,333	$850,000

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2020	$443,833	$22,191,666	$22,635,499
Change in valuation inputs or other assumptions(1)	(150,500)	(7,525,000)	(7,675,500)
Fair value as of March 31, 2021(2)	$293,333	$14,666,666	$14,959,999
Change in valuation inputs or other assumptions(1)	70,033	3,501,667	3,571,700
Fair value as of June 30, 2021	$363,366	$18,168,333	$18,531,699
Change in valuation inputs or other assumptions(1)	(76,700)	(3,835,000)	(3,911,700)
Fair value as of September 30, 2021	$286,666	$14,333,333	$14,619,999

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $7.7 million during the three months ended March 31, 2021.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of September 30, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 14% and 80%, respectively. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

The following tables present the changes in the fair value of the FPS liability for the three and nine months ended September 30, 2022 and 2021:

FPS Liability
Fair value as of December 31, 2021	$2,774,932
Change in valuation inputs or other assumptions(1)	(194,008)
Fair value as of March 31, 2022	$2,580,924
Change in valuation inputs or other assumptions(1)	(1,012,176)
Fair value as of June 30, 2022	$1,568,748
Change in valuation inputs or other assumptions(1)	(1,040,779)
Fair value as of September 30, 2022	$527,969

FPS Liability
Fair value as of December 31, 2020	$3,370,886
Change in valuation inputs or other assumptions(1)	(274,940)
Fair value as of March 31, 2021	$3,095,946
Change in valuation inputs or other assumptions(1)	(40,743)
Fair value as of June 30, 2021	$3,055,203
Change in valuation inputs or other assumptions(1)	(356,384)
Fair value as of September 30, 2021	$2,698,819

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of FPS liability in the statement of operations.

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

Liquidity and Capital Resources

As of both September 30, 2022 and December 31, 2021, we had $25,000 of cash in our operating account. As of September 30, 2022 and December 31, 2021, we had a working capital deficit of approximately $3,019,000 and $1,525,000, respectively. As of September 30, 2022 and December 31, 2021, we had approximately $2,553,000 and $33,000, respectively, of interest income from the Trust Account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through September 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) and the 2022 Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our Initial Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by us.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). On September 30, 2022, the Company entered into a Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to us for working capital expenses (the “2022 Working Capital Loan”). See “Related Party Loans” below for additional information.

As of September 30, 2022 and December 31, 2021, approximately $2,468,000 and $857,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $857,000, respectively, outstanding under the Sponsor Loan and approximately $718,000 and $0, respectively, outstanding under the 2022 Working Capital Loan.

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

Results of Operations

Our entire activity from inception through September 30, 2022 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of approximately $2,543,000, which consisted of approximately $1,592,000 of interest income on investments held in the Trust Account, approximately $1,041,000 of gain from the change in fair value of FPS liability, and approximately $757,000 of gain from the change in fair value of warrant liability, partially offset by approximately $443,000 of general and administrative expenses, approximately $324,000 of income tax expense, $50,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor.

For the nine months ended September 30, 2022, we had net income of approximately $15,265,000, which consisted of approximately $11,732,000 of gain from the change in fair value of warrant liability, approximately $2,818,000 of interest income on investments held in the Trust Account, and approximately $2,247,000 of gain from the change in fair value of FPS liability, partially offset by approximately $759,000 of general and administrative expenses, approximately $517,000 of income tax expense, approximately $166,000 of franchise tax expense, and $90,000 of administrative expenses paid to the Sponsor.

For the three months ended September 30, 2021, we had net income of approximately $3,186,000, which consisted of approximately $3,912,000 of gain from the change in fair value of warrants liability, approximately $356,000 of gain from the change in fair value of FPS liability, and approximately $13,000 of interest income on investments held in the Trust Account, partially offset by approximately $1,015,000 in general and administrative expenses, approximately $50,000 of franchise tax expense, and $30,000 in administrative expenses paid to the Sponsor.

For the nine months ended September 30, 2021, we had net income of approximately $7,057,000, which consisted of approximately $8,015,000 of gain from the change in fair value of warrants liability, approximately $672,000 of gain from the change in fair value of FPS liability, and approximately $33,000 of interest income on investments held in the Trust Account, partially offset by approximately $1,418,000 of general and administrative expenses, approximately $155,000 of franchise tax expense, and approximately $91,000 in administrative expenses paid to the Sponsor.

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

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination, which Sponsor Loan has been fully drawn by the Company.

On September 30, 2022, we entered into the 2022 Working Capital Loan. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which we consummate our Initial Business Combination. The principal balance may be prepaid at any time.

As of September 30, 2022 and December 31, 2021, approximately $2,468,000 and $857,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included $1,750,000 and approximately $857,000, respectively, outstanding under the Sponsor Loan and approximately $718,000 and $0, respectively, outstanding under the 2022 Working Capital Loan.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of both September 30, 2022 and December 31, 2021, we had no accounts payable outstanding to the Sponsor for such expenses.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both September 30, 2022 and December 31, 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ equity section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1with respect to our initial public offering, initially filed with the SEC on December 7, 2020, as amended and declared effective on December 22, 2020 (File No. 333-251184), (ii) Annual Reports on Forms 10-K/A and 10-K for the years ended December 31, 2020 and 2021, as filed with the SEC on December 23, 2021 and March 31, 2022, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 13, 2022 and August 12, 2022, respectively. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would limit the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation of the securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the trust account in cash items would limit the dollar amount our public stockholders would receive upon any redemption of their shares or our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Promissory Note of the Company, dated September 30, 2022.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. IV

Date: November 14, 2022	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)