Form 10-Q
period 2023-03-31
CF ACQUISITION CORP. IV
filed 2023-05-15
CIK 1825249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 11,251,420 shares of Class A common stock, par value $0.0001 per share, and 12,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$370,444
Prepaid expenses	174,734	—
Total Current Assets	199,734	370,444
Cash held in the Trust Account	106,463,394	104,179,365
Total Assets	$106,663,128	$104,549,809

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,554,618	$1,131,523
Sponsor loan – promissory notes	4,568,451	3,008,656
Franchise tax payable	50,000	40,050
Payable to related party	—	38,686
Other current liability	182,032	1,247,404
Total Current Liabilities	6,355,101	5,466,319
Warrant liability	1,700,000	1,309,000
FPS liability	853,793	1,037,644
Total Liabilities	8,908,894	7,812,963

Commitments and Contingencies
Class A common stock subject to possible redemption, 10,251,420 shares issued and outstanding at redemption value of $10.33 and $10.06 per share as of March 31, 2023 and December 31, 2022, respectively	105,903,024	103,157,017
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 1,000,000 shares issued and outstanding (excluding 10,251,420 shares subject to possible redemption) as of both March 31, 2023 and December 31, 2022	100	100
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 12,500,000 shares issued and outstanding as of both March 31, 2023 and December 31, 2022	1,250	1,250
Accumulated deficit	(8,150,140)	(6,421,521)
Total Stockholders’ Deficit	(8,148,790)	(6,420,171)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$106,663,128	$104,549,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

General and administrative costs	$289,239	$271,460
Administrative expenses - related party	30,000	30,000
Franchise tax expense	50,000	50,000
Loss from operations	(369,239)	(351,460)
Interest income on cash and investments held in the Trust Account	2,004,146	12,331
Changes in fair value of warrant liability	(391,000)	5,783,400
Changes in fair value of FPS liability	183,851	194,008
Net income before provision for income taxes	1,427,758	5,638,279
Provision for income taxes	410,370	—
Net income	$1,017,388	$5,638,279

Weighted average number of shares of common stock outstanding:
Class A - Public shares	10,251,420	50,000,000
Class A - Private placement	1,000,000	1,000,000
Class B - Common stock	12,500,000	12,500,000
Basic and diluted net income per share:
Class A - Public shares	$0.04	$0.09
Class A - Private placement	$0.04	$0.09
Class B - Common stock	$0.04	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,000,000	$100	12,500,000	$1,250	$—	$(6,421,521)	$(6,420,171)
Net income	—	—	—	—	—	1,017,388	1,017,388
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(2,746,007)	(2,746,007)
Balance - March 31, 2023	1,000,000	$100	12,500,000	$1,250	$—	$(8,150,140)	$(8,148,790)

For the Three Months Ended March 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,000,000	$100	12,500,000	$1,250	$282,902	$(17,132,396)	$(16,848,144)
Net income	—	—	—	—	—	5,638,279	5,638,279
Balance - March 31, 2022	1,000,000	$100	12,500,000	$1,250	$282,902	$(11,494,117)	$(11,209,865)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$1,017,388	$5,638,279
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	173,646	337,076
Interest income on cash and investments held in the Trust Account	(2,004,146)	(12,331)
Changes in fair value of warrant liability	391,000	(5,783,400)
Changes in fair value of FPS liability	(183,851)	(194,008)
Changes in operating assets and liabilities:
Prepaid expenses	134,233	135,040
Accrued expenses	423,095	(1,065)
Franchise tax payable	9,950	(144,591)
Net cash used in operating activities	(38,685)	(25,000)

Cash flows from investing activities
Cash deposited in the Trust Account	(1,527,288)	—
Proceeds from Trust Account to pay franchise taxes	—	37,628
Proceeds from Trust Account to repay bank overdraft facility	1,247,404	—
Net cash (used in) provided by investing activities	(279,884)	37,628

Cash flows from financing activities
Proceeds from related party – Sponsor loan	1,559,795	405,448
Payment of related party payable	(521,298)	(418,076)
Repayment of bank overdraft facility	(1,247,404)	—
Utilization of bank overdraft facility	182,032	—
Net cash used in financing activities	(26,875)	(12,628)

Net change in cash	(345,444)	—
Cash - beginning of the period	370,444	25,000
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$308,967	$—

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

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, the Company intends to focus its search on companies operating in the financial services, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2023, the Company generated non-operating income in the form of interest income from cash deposited in a demand account held at a U.S. bank. During the three months ended March 31, 2022, the Company generated non-operating income in the form of interest income on investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. During the three months ended March 31, 2023 and 2022, the Company also recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (loss).

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Following the closing of the Initial Public Offering and sale of the Private Placement Units on December 28, 2020, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which were initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus be subject to regulation under the Investment Company Act, upon the 24-month anniversary of the effective date of the registration statement for the Initial Public Offering, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate any U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a U.S. bank until the earlier of the consummation of the Business Combination or the distribution of the Trust Account.

On December 22, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of time for the Company to consummate the Business Combination from December 28, 2022 to June 28, 2023 (or such shorter period of time as determined by the Company’s board of directors) (the “First Extension”). In connection with the First Extension, the Sponsor agreed to loan the Company an aggregate amount of up to $2,767,883 (the “First Extension Loan”), with (i) $461,314 ($0.045 for each Public Share that was not redeemed in connection with the First Extension) (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the First Extension Loan on December 28, 2022, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month (commencing on January 29, 2023 and ending on the 28th day of each subsequent month through June 28, 2023), or portion thereof, that is needed by the Company to complete the Business Combination. The First Extension Loan does not bear interest and is repayable by the Company to the Sponsor or its designees upon consummation of the Business Combination. In connection with the stockholder vote to approve the First Extension, 39,748,580 Public Shares were redeemed at $10.11 per share, resulting in a reduction of $402,003,579 in the amount held in the Trust Account.

Initial Business Combination — The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination. There is no assurance that the Company will be able to complete the Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined in Note 4). There will be no redemption rights upon the completion of the Business Combination with respect to the Company’s warrants. The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of the Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with the Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of the Business Combination.

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

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Forward Purchase Contract — In connection with the Initial Public Offering, the Sponsor committed, pursuant to a forward purchase contract with the Company (the “FPA”), to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of the Business Combination, 1,500,000 of the Company’s Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit, and 375,000 shares of Class A common stock (for no additional consideration) (the securities issuable pursuant to the FPA, the “FPS”). The funds from the sale of the FPS will be used as part of the consideration to the sellers in the Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the Business Combination.

Failure to Consummate a Business Combination — The Company has until June 28, 2023 (which was originally December 28, 2022 but has been extended by the stockholder approval of the First Extension (as described above), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Business Combination (the “Combination Period”). If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account, except for the Company’s underwriters and independent registered public accounting firm.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had $25,000 and approximately $370,000 of cash in its operating account, respectively. As of March 31, 2023 and December 31, 2022, the Company had a working capital deficit of approximately $6,155,000 and $5,096,000, respectively. As of March 31, 2023 and December 31, 2022, approximately $2,104,000 and $1,022,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through March 31, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below) and the 2022 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On September 30, 2022, the Company entered into a Working Capital Loan (the “2022 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance may be prepaid at any time with funds outside the Trust Account.

On December 22, 2022, the Company entered into the First Extension Loan with the Sponsor in the amount of up to $2,767,883. The funding of the initial Monthly Amount was deposited into the Trust Account during December 2022. During the three months ended March 31, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 29, 2023 and ending on the 28th day of each subsequent month through June 28, 2023), or portion thereof, that is needed by the Company to complete the Business Combination.

As of March 31, 2023 and December 31, 2022, approximately $4,568,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of March 31, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, approximately $1,845,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and approximately $973,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of the Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2023 and December 28, 2020, respectively.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until June 28, 2023 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with the Business Combination, extension vote or otherwise, may be subject to the excise tax depending on a number of factors. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, Initial Guidance Regarding the Application of the Excise Tax on Repurchases of Corporate Stock under Section 4501 of the Internal Revenue Code, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by SPACs are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete the Business Combination and in the Company’s ability to complete the Business Combination. At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2023 tax provision. Management will continue to monitor any updates to the Company’s business along with guidance issued with respect to the IR Act to determine any impact on the Company’s financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both March 31, 2023 and December 31,2022. Bank overdrafts (if any) are presented as Other current liability in the Company’s unaudited condensed balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. For the three months ended March 31, 2023 and 2022, the Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature, with the exception of the warrant and FPS liabilities.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant and FPS Liability

The Company accounts for the warrants and FPS as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and FPS using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and FPS are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants and FPS are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and FPS are outstanding. For issued or modified warrants and for instruments to be issued pursuant to the FPA that meet all of the criteria for equity classification, such warrants and instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and for the FPA instruments that do not meet all the criteria for equity classification, such warrants and instruments are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants and the FPS are recognized on the unaudited condensed statements of operations in the period of the change.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2023 and December 31, 2022, 10,251,420 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$439,118	$42,835	$535,435	$4,439,590	$88,792	$1,109,897
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	10,251,420	1,000,000	12,500,000	50,000,000	1,000,000	12,500,000
Basic and diluted net income per share of common stock	$0.04	$0.04	$0.04	$0.09	$0.09	$0.09

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both March 31, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of approximately $410,000 and $0, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 28.7% and 0%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

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

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 50,000,000 Units at a price of $10.00 per Unit, including 5,000,000 Units sold upon the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock due to the underwriter not exercising the remaining portion of the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,000,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($10,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-third of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On December 28, 2021, the Sponsor entered into an agreement pursuant to which it agreed to transfer 2,500 shares of Class A common stock to an independent director of the Company. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units (including the component securities thereof) until 30 days after the completion of the Business Combination.

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with any Business Combination to assist the Company in holding meetings with its stockholders to discuss any potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with any Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $18,500,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering and 5.5% of the gross proceeds from the partial exercise of the underwriter’s over-allotment option.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. During both three months ended March 31, 2023 and 2022, the Company paid $30,000 for office space and administrative fees.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On September 30, 2022, the Company entered into the 2022 Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses. The 2022 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance may be prepaid at any time with funds outside the Trust Account.

Except for the foregoing with respect to the 2022 Working Capital Loan, the terms of any other Working Capital Loans have not been determined and no written agreements exist with respect to such loans.

On December 22, 2022, the Company entered into the First Extension Loan with the Sponsor in the amount of up to $2,767,883. The funding of the initial Monthly Amount was deposited into the Trust Account during December 2022. During the three months ended March 31, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 29, 2023 and ending on the 28th day of each subsequent month through June 28, 2023), or portion thereof, that is needed by the Company to complete the Business Combination. The First Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance may be prepaid at any time with funds outside the Trust Account.

As of March 31, 2023 and December 31, 2022, approximately $4,568,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of March 31, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, approximately $1,845,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and approximately $973,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the accompanying unaudited condensed balance sheets. As of March 31, 2023 and December 31, 2022, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and approximately $39,000, respectively.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on December 22, 2020, the holders of Founder Shares and Private Placement Units (and any component securities) are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock). These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

Management continues to evaluate the impact of the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the conflict could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Deficit

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock, par value $0.0001 per share. As of both March 31, 2023 and December 31, 2022, there were 1,000,000 shares of Class A common stock issued and outstanding, excluding 10,251,420 shares subject to possible redemption. As of both March 31, 2023 and December 31, 2022, the outstanding shares of Class A common stock comprise the 1,000,000 Private Placement Shares. The Private Placement Shares do not contain the same redemption features contained in the Public Shares.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both March 31, 2023 and December 31, 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.

Prior to the consummation of the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors. Holders of shares of Class A common stock are not entitled to vote on the election of directors during such time. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the Private Placement Shares) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of the Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its commercially reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of any shares of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete the Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$1,666,667	$33,333	$-	$1,700,000
FPS liability	-	-	853,793	853,793
Total Liabilities	$1,666,667	$33,333	$853,793	$2,553,793

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$1,283,333	$25,667	$-	$1,309,000
FPS liability	-	-	1,037,644	1,037,644
Total Liabilities	$1,283,333	$25,667	$1,037,644	$2,346,644

Warrant Liability

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s unaudited condensed balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s unaudited condensed statements of operations.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of both March 31, 2023 and December 31, 2022, the fair value measurements of the Public Warrants fall within Level 1 fair value measurement inputs due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the fair value of Private Placement Warrants is classified as Level 2 fair value measurements as of both March 31, 2023 and December 31, 2022. There were no transfers into or out of Level 3 fair value measurements during the three months ended March 31, 2023 or 2022.

The following tables present the changes in the fair value of warrant liability for the three months ended March 31, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2022	$25,667	$1,283,333	$1,309,000
Change in valuation inputs or other assumptions(1)	7,666	383,334	391,000
Fair value as of March 31, 2023	$33,333	$1,666,667	$1,700,000

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2021	$246,699	$12,335,000	$12,581,699
Change in valuation inputs or other assumptions(1)	(113,400)	(5,670,000)	(5,783,400)
Fair value as of March 31, 2022	$133,299	$6,665,000	$6,798,299

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of warrant liability in the unaudited condensed statements of operations.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of March 31, 2023 and December 31, 2022, the probability assigned to the consummation of the Business Combination was 19% and 25%, respectively. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of the FPS liability for the three months ended March 31, 2023 and 2022:

FPS Liability
Fair value as of December 31, 2022	$1,037,644
Change in valuation inputs or other assumptions(1)	(183,851)
Fair value as of March 31, 2023	$853,793

FPS Liability
Fair value as of December 31, 2021	$2,774,932
Change in valuation inputs or other assumptions(1)	(194,008)
Fair value as of March 31, 2022	$2,580,924

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of FPS liability in the unaudited condensed statements of operations.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements, except for the following.

On May 2, 2023, the Company filed a preliminary proxy statement in connection with a stockholders meeting to vote on a proposed extension of time for the Company to consummate the Business Combination from June 28, 2023 to December 28, 2023.

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on December 28, 2020, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which were initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus be subject to regulation under the Investment Company Act, upon the 24-month anniversary of the effective date of the registration statement for the Initial Public Offering, we instructed Continental, the trustee with respect to the Trust Account, to liquidate any U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a U.S. bank until the earlier of the consummation of the Initial Business Combination or the distribution of the Trust Account.

On December 22, 2022, at a special meeting of our stockholders, our stockholders approved an extension of time for us to consummate the Initial Business Combination from December 28, 2022 to June 28, 2023 (or such shorter period of time as determined by the Company’s board of directors) (the “First Extension”). In connection with the First Extension, the Sponsor agreed to loan us an aggregate amount of up to $2,767,883 (the “First Extension Loan”), with (i) $461,314 ($0.045 for each Public Share that was not redeemed in connection with the First Extension) (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the First Extension Loan on December 28, 2022, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month (commencing on January 29, 2023 and ending on the 28th day of each subsequent month through June 28, 2023), or portion thereof, that is needed by us to complete the Initial Business Combination. The First Extension Loan does not bear interest and is repayable by us to the Sponsor or its designees upon consummation of the Initial Business Combination. In connection with the stockholder vote to approve the First Extension, 39,748,580 Public Shares were redeemed at $10.11 per share, resulting in a reduction of $402,003,579 in the amount held in the Trust Account.

We have until June 28, 2023 (which was originally December 28, 2022, but has been extended due to the stockholder approval of the First Extension), or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Initial Business Combination (the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had $25,000 and approximately $370,000 of cash in our operating account, respectively. As of March 31, 2023 and December 31, 2022, we had a working capital deficit of approximately $6,155,000 and $5,096,000, respectively. As of March 31, 2023 and December 31, 2022, approximately $2,104,000 and $1,022,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through March 31, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) and the 2022 Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On September 30, 2022, we entered into a Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to us for working capital expenses (the “2022 Working Capital Loan”). See “Related Party Loans” below for additional information.

On December 22, 2022, we entered into the First Extension Loan with the Sponsor in the amount of up to $2,767,883. The funding of the initial Monthly Amount was deposited into the Trust Account during December 2022. During the three months ended March 31, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 29, 2023 and ending on the 28th day of each subsequent month through June 28, 2023), or portion thereof, that is needed by the Company to complete the Initial Business Combination.

As of March 31, 2023 and December 31, 2022, approximately $4,568,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of March 31, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, approximately $1,845,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and approximately $973,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan.

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

Results of Operations

Our entire activity from inception through March 31, 2023 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of approximately $1,017,000, which consisted of approximately $2,004,000 of interest income from investments held in the Trust Account, approximately $183,000 of gain from the change in fair value of FPS liability, partially offset by approximately $410,000 of income tax expense, $391,000 of loss from the change in fair value of warrant liability, approximately $289,000 of general and administrative expenses, $50,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor.

For the three months ended March 31, 2022, we had net income of approximately $5,638,000, which consisted of approximately $5,783,000 of gain from the change in fair value of warrants liability, approximately $194,000 of gain from the change in fair value of FPS liability, and approximately $12,000 of interest income from investments held in the Trust Account, partially offset by approximately $271,000 in general and administrative expenses, $50,000 of franchise tax expense, and $30,000 in administrative expenses paid to the Sponsor.

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with any Initial Business Combination to assist us in holding meetings with our stockholders to discuss any potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with any Initial Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Initial Business Combination in an amount of $18,500,000, which is equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the Initial Public Offering, and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option.

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor loaned us $1,750,000 in the Sponsor Loan to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination.

On September 30, 2022, we entered into the 2022 Working Capital Loan.

On December 22, 2022, we entered into the First Extension Loan with the Sponsor in the amount of up to $2,767,883.

Each of the 2022 Working Capital Loan and the First Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each of the 2022 Working Capital Loan and the First Extension Loan may be prepaid at any time with funds outside of the Trust Account.

As of March 31, 2023 and December 31, 2022, approximately $4,568,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of March 31, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, approximately $1,845,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and approximately $973,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of March 31, 2023 and December 31, 2022, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of $0 and approximately $39,000, respectively.

Critical Accounting Policies and Estimates

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until June 28, 2023 to consummate the Initial Business Combination. Our mandatory liquidation date, if the Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2023 and December 31, 2022, 10,251,420 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income pro rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Initial Business Combination.

Recent Developments

We have instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the Private Placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in (i) our Registration Statement on Form S-1 with respect to the Initial Public Offering, initially filed with the SEC on December 7, 2020, as amended and declared effective on December 22, 2020 (File No. 333-251184), (ii) our Annual Reports on Forms 10-K/A and 10-K for the years ended December 31, 2020, 2021 and 2022, as filed with the SEC on December 23, 2021, March 31, 2022 and March 31, 2023, respectively, (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 12, 2022 and November 14, 2022, respectively, and (iv) the Definitive Proxy Statement on Schedule 14A as filed with the SEC on December 2, 2022. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

CF ACQUISITION CORP. IV

Date: May 15, 2023	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)