Form 10-Q
period 2023-06-30
CF ACQUISITION CORP. IV
filed 2023-08-14
CIK 1825249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 20,915,927 shares of Class A common stock, par value $0.0001 per share, and 133,750 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	June 30, 2023		December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000		$370,444
Prepaid expenses	368,669		—
Total Current Assets	393,669		370,444
Cash held in the Trust Account	79,418,550		104,179,365
Total Assets	$79,812,219		$104,549,809

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,457,705		$1,131,523
Sponsor loan – promissory notes	6,053,832		3,008,656
Franchise tax payable	50,000		40,050
Payable to related party	—		38,686
Other current liability	—		1,247,404
Total Current Liabilities	7,561,537		5,466,319
Warrant liability	1,077,800		1,309,000
FPS liability	985,827		1,037,644
Total Liabilities	9,625,164		7,812,963

Commitments and Contingencies
Class A common stock subject to possible redemption, 7,549,677 and 10,251,420 shares issued and outstanding at redemption value of $10.38 and $10.06 per share as of June 30, 2023 and December 31, 2022, respectively	78,371,684		103,157,017
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both June 30, 2023 and December 31, 2022	—		—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 13,366,250 and 1,000,000 shares issued and outstanding (excluding 7,549,677 and 10,251,420 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	1,337	(1)	100
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 133,750 and 12,500,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	13	(1)	1,250
Accumulated deficit	(8,185,979)		(6,421,521)
Total Stockholders’ Deficit	(8,184,629)		(6,420,171)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$79,812,219		$104,549,809

(1)	On June 12, 2023, the Company issued 12,366,250 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023		2022

General and administrative costs	$246,916	$43,954	$536,155		$315,414
Administrative expenses - related party	30,000	30,000	60,000		60,000
Franchise tax expense	80,000	66,521	130,000		116,521
Loss from operations	(356,916)	(140,475)	(726,155)		(491,935)
Interest income on cash and investments held in the Trust Account	1,392,330	1,212,899	3,396,476		1,225,230
Interest expense on mandatorily redeemable Class A common stock	(859,362)	—	(859,362)		—
Changes in fair value of warrant liability	622,200	5,191,799	231,200		10,975,199
Changes in fair value of FPS liability	(132,034)	1,012,176	51,817		1,206,184
Net income before provision for income taxes	666,218	7,276,399	2,093,976		12,914,678
Provision for income taxes	486,496	192,748	896,866		192,748
Net income	$179,722	$7,083,651	$1,197,110		$12,721,930

Weighted average number of shares of common stock outstanding:
Class A – Public shares	9,954,525	50,000,000	10,101,323		50,000,000
Class A – Private placement	3,581,964 (1)	1,000,000	2,305,326	(1)	1,000,000
Class B – Common stock	9,918,036 (1)	12,500,000	11,194,674	(1)	12,500,000
Basic and diluted net income per share:
Class A - Public shares	$0.01	$0.11	$0.05		$0.20
Class A - Private placement	$0.01	$0.11	$0.05		$0.20
Class B - Common stock	$0.01	$0.11	$0.05		$0.20

(1)	On June 12, 2023, the Company issued 12,366,250 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,000,000	$100	12,500,000	$1,250	$—	$(6,421,521)	$(6,420,171)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(2,746,007)	(2,746,007)
Net income	—	—	—	—	—	1,017,388	1,017,388
Balance – March 31, 2023	1,000,000	$100	12,500,000	$1,250	$—	$(8,150,140)	$(8,148,790)
Share conversion (1)	12,366,250	1,237	(12,366,250)	(1,237)	—	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(215,561)	(215,561)
Net income	—	—	—	—	—	179,722	179,722
Balance – June 30, 2023	13,366,250	$1,337	133,750	$13	$—	$(8,185,979)	$(8,184,629)

(1)	On June 12, 2023, the Company issued 12,366,250 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor (See Note 6)

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance – December 31, 2021	1,000,000	$100	12,500,000	$1,250	$282,902	$(17,132,396)	$—	$(16,848,144)
Net income	—	—	—	—	—	5,638,279	—	5,638,279
Balance - March 31, 2022	1,000,000	$100	12,500,000	$1,250	$282,902	$(11,494,117)	$—	$(11,209,865)
Net income	—	—	—	—	—	7,083,651	—	7,083,651
Other comprehensive loss	—	—	—	—	—	—	(1,086,111)	(1,086,111)
Balance – June 30, 2022	1,000,000	$100	12,500,000	$1,250	$282,902	$(4,410,466)	$(1,086,111)	$(5,212,325)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$1,197,110	$12,721,930
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	1,254,209	1,193,673
Interest income on cash and investments held in the Trust Account	(3,396,476)	(1,225,230)
Interest expense on mandatorily redeemable Class A common stock	574,869	—
Changes in fair value of warrant liability	(231,200)	(10,975,199)
Changes in fair value of FPS liability	(51,817)	(1,206,184)
Changes in operating assets and liabilities:
Prepaid expenses	278,487	277,443
Accrued expenses	326,182	(653,363)
Franchise tax payable	9,950	(158,070)
Net cash used in operating activities	(38,686)	(25,000)

Cash flows from investing activities
Cash deposited in the Trust Account	(2,417,883)	—
Proceeds from the Trust Account to pay franchise taxes	80,000	37,628
Proceeds from the Trust Account to pay income taxes	926,000	—
Proceeds from the Trust Account to repay bank overdraft facility	1,247,404	—
Purchase of available-for-sale debt securities held in the Trust Account	—	(496,865,556)
Sale of cash equivalents held in the Trust Account	—	496,865,556
Proceeds from the Trust Account to redeem Public Shares	28,321,769	—
Net cash provided by investing activities	28,157,290	37,628

Cash flows from financing activities
Proceeds from related party – Sponsor loan	3,045,176	562,044
Payment of related party payable	(1,940,051)	(574,672)
Repayment of bank overdraft facility	(1,429,436)	—
Utilization of bank overdraft facility	182,032	—
Redemption payment for Public Shares	(28,321,769)	—
Net cash used in financing activities	(28,464,048)	(12,628)

Net change in cash	(345,444)	—
Cash - beginning of the period	370,444	25,000
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$647,156	$81,000
Supplemental disclosure of cash flow information
Cash paid for income taxes	$926,000	$—

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

As of June 30, 2023, the Company had not commenced operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and six months ended June 30, 2023, the Company generated non-operating income in the form of interest income from cash deposited in a demand account held at a U.S. bank. During the three and six months ended June 30, 2022, the Company generated non-operating income in the form of interest income from direct investments in U.S. government debt securities and investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. During the three and six months ended June 30, 2023 and 2022, the Company also recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (loss).

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

On December 22, 2022, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of time for the Company to consummate the Business Combination from December 28, 2022 to June 28, 2023 (or such shorter period of time as determined by the Company’s board of directors) (the “First Extension”). In connection with the First Extension, the Sponsor loaned the Company an aggregate amount of $2,767,883 (the “First Extension Loan”). In connection with the stockholder vote to approve the First Extension, 39,748,580 Public Shares were redeemed at $10.11 per share, resulting in a reduction of $402,003,579 in the amount held in the Trust Account.

On June 22, 2023, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an additional extension of time for the Company to consummate the Business Combination from June 28, 2023 to March 28, 2024 (or such shorter period of time as determined by the Company’s board of directors) (the “Second Extension”, and together with the First Extension, the “Extensions”). In connection with the Second Extension, the Sponsor agreed to loan the Company an aggregate amount of up to $1,350,000 (the “Second Extension Loan”), with (i) $150,000 (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Second Extension Loan on June 28, 2023, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month (commencing on July 29, 2023 and ending on the 28th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination. In connection with the stockholder vote to approve the Second Extension, 2,701,743 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $28,321,769 in the amount held in the Trust Account.

Each of the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

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

Failure to Consummate a Business Combination — The Company has until March 28, 2024 (which was originally December 28, 2022 but has been extended by the Extensions), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Business Combination (the “Combination Period”). If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, the Company had $25,000 and approximately $370,000 of cash in its operating account, respectively. As of June 30, 2023 and December 31, 2022, the Company had a working capital deficit of approximately $7,168,000 and $5,096,000, respectively. As of June 30, 2023 and December 31, 2022, approximately $1,733,000 and $1,022,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through June 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below), the 2022 Working Capital Loan (as defined below) and the 2023 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On September 30, 2022, the Company entered into a Working Capital Loan (the “2022 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses, which 2022 Working Capital Loan has been fully drawn.

On December 22, 2022, the Company entered into the First Extension Loan with the Sponsor pursuant to which the Sponsor loaned the Company $2,767,883 in the aggregate.

On June 22, 2023, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,350,000. The funding of the initial Monthly Amount was deposited into the Trust Account on June 28, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 29, 2023 and ending on the 28th day of each subsequent month through March 28, 2024), or portion thereof, that is needed by the Company to complete the Business Combination.

On June 30, 2023, the Company entered into a Working Capital Loan (the “2023 Working Capital Loan”) with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

Each of the 2022 Working Capital Loan, the First Extension Loan, the Second Extension Loan and the 2023 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2023 and December 31, 2022, approximately $6,054,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, $1,000,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan, approximately $386,000 and $0, respectively, outstanding under the 2023 Working Capital Loan, approximately $2,768,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and $150,000 and $0, respectively, outstanding under the Second Extension Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of the Business Combination or one year from this filing. Over this time period, the Company will use these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting a target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2023 and December 28, 2020, respectively.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until March 28, 2024 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

As of June 30, 2023, the Company recognized excise tax payable of approximately $284,000 and presented in Accrued expenses on its unaudited condensed balance sheet in connection with the Second Extension vote and the resulting Public Shares redemption. In addition, for the three and six months ended June 30, 2023, the Company recognized approximately $284,000 of Interest expense on mandatorily redeemable Class A common stock on its unaudited condensed statements of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both June 30, 2023 and December 31, 2022. Bank overdrafts (if any) are presented as Other current liability in the Company’s unaudited condensed balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. For the three and six months ended June 30, 2023 and 2022, the Company has not experienced losses on these accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of approximately $575,000 in the unaudited condensed statements of operations for each of the three and six months ended June 30, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 7,549,677 and 10,251,420 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income per share of common stock:

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$76,277	$27,447	$75,998	$5,577,678	$111,554	$1,394,419
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	9,954,525	3,581,964	9,918,036	50,000,000	1,000,000	12,500,000
Basic and diluted net income per share of common stock	$0.01	$0.01	$0.01	$0.11	$0.11	$0.11

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$512,361	$116,931	$567,818	$10,017,268	$200,345	$2,504,317
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	10,101,323	2,305,326	11,194,674	50,000,000	1,000,000	12,500,000
Basic and diluted net income per share of common stock	$0.05	$0.05	$0.05	$0.20	$0.20	$0.20

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both June 30, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest income on cash and investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the three and six months ended June 30, 2023, the Company recorded income tax expense of approximately $486,000 and $897,000, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 73.0% and 42.8% respectively. During both the three and six months ended June 30, 2022, the Company recorded income tax expense of approximately $193,000. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 2.6% and 1.5%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the increase in state tax liability, change in fair value of warrant and FPA liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

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

Note 4—Related Party Transactions

Founder Shares

On January 23, 2020, the Sponsor purchased 11,500,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On September 23, 2020, the Company effected a 1.25-for-1 stock split. On November 3, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 shares of Class B common stock, which the Company cancelled. On December 18, 2020, the Sponsor transferred an aggregate of 30,000 shares of Class B common stock to two of the independent directors of the Company. On December 22, 2020, the Company effected a 1.125-for-1 stock split. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock due to the underwriter not exercising the remaining portion of the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 12,500,000 shares of Class B common stock (including any shares of Class A common stock issued or issuable upon conversion thereof, the “Founder Shares”) outstanding and held by the Sponsor and two of the independent directors of the Company. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

On June 12, 2023, the Company issued 12,366,250 shares of Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor (the “Conversion”). The 12,366,250 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Business Combination as described in the prospectus for the Initial Public Offering.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the three months ended June 30, 2023 and 2022, the Company paid $30,000 for office space and administrative fees, and $60,000 for office space and administrative fees for each of the six months ended June 30, 2023 and 2022.

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

On September 30, 2022, the Company entered into the 2022 Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses, which 2022 Working Capital Loan has been fully drawn.

On June 30, 2023, the Company entered into the 2023 Working Capital Loan with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

Each of the 2022 Working Capital Loan and the 2023 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

Except for the foregoing with respect to the 2022 Working Capital Loan and the 2023 Working Capital Loan, the terms of any other Working Capital Loans have not been determined and no written agreements exist with respect to such loans.

On December 22, 2022, the Company entered into the First Extension Loan pursuant to which the Sponsor loaned the Company $2,767,883 in the aggregate.

On June 22, 2023, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,350,000. The funding of the initial Monthly Amount was deposited into the Trust Account on June 28, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 29, 2023 and ending on the 28th day of each subsequent month through March 28, 2024), or portion thereof, that is needed by the Company to complete the Business Combination.

Each of the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2023 and December 31, 2022, approximately $6,054,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, $1,000,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan, approximately $386,000 and $0, respectively, outstanding under the 2023 Working Capital Loan, approximately $2,768,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and $150,000 and $0, respectively, outstanding under the Second Extension Loan.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the accompanying unaudited condensed balance sheets. As of June 30, 2023 and December 31, 2022, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and approximately $39,000, respectively.

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

Note 6—Stockholders’ Deficit

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 13,366,250 and 1,000,000 shares of Class A common stock issued and outstanding, excluding 7,549,677 and 10,251,420 shares (following the redemptions of 39,748,580 and 2,701,743 shares of Class A common stock in connection with the First Extension and Second Extension, respectively) subject to possible redemption, respectively. On June 12, 2023, pursuant to the Conversion, the Company issued 12,366,250 shares of Class A common stock to the Sponsor. As a result, as of June 30, 2023, the outstanding shares of Class A common stock comprised of 12,366,250 Founder Shares and 1,000,000 Private Placement Shares. As of December 31, 2022, the outstanding shares of Class A common stock comprised of the 1,000,000 Private Placement Shares. The Founder Shares and the Private Placement Shares do not contain the same redemption features contained in the Public Shares.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As a result of the Conversion, as of June 30, 2023, there were 133,750 shares of Class B common stock issued and outstanding. As of December 31, 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.

Prior to the consummation of the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors and holders of shares of Class A common stock are not entitled to vote on the election of directors during such time. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

On September 23, 2020, the Company effected a 1.25-for-1 stock split. On November 3, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 shares of Class B common stock, which the Company cancelled. On December 18, 2020, the Sponsor transferred an aggregate of 30,000 shares of Class B common stock to two of the independent directors of the Company. On December 22, 2020, the Company effected a 1.125-for-1 stock split. On December 28, 2020, the Sponsor forfeited 437,500 shares of Class B common stock, resulting in an aggregate of 12,500,000 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company as of such date.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$1,056,667	$21,133	$—	$1,077,800
FPS liability	—	—	985,827	985,827
Total Liabilities	$1,056,667	$21,133	$985,827	$2,063,627

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$1,283,333	$25,667	$—	$1,309,000
FPS liability	—	—	1,037,644	1,037,644
Total Liabilities	$1,283,333	$25,667	$1,037,644	$2,346,644

Warrant Liability

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s unaudited condensed balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within Changes in fair value of warrant liability in the Company’s unaudited condensed statements of operations.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of both June 30, 2023 and December 31, 2022, the fair value measurements of the Public Warrants fall within Level 1 fair value measurement inputs due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the fair value of Private Placement Warrants is classified as Level 2 fair value measurements as of both June 30, 2023 and December 31, 2022. There were no transfers into or out of Level 3 fair value measurements during the three and six months ended June 30, 2023 or 2022.

The following tables present the changes in the fair value of warrant liability for the three and six months ended June 30, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2022	$25,667	$1,283,333	$1,309,000
Change in valuation inputs or other assumptions(1)	7,666	383,334	391,000
Fair value as of March 31, 2023	$33,333	$1,666,667	$1,700,000
Change in valuation inputs or other assumptions(1)	(12,200)	(610,000)	(622,200)
Fair value as of June 30, 2023	$21,133	$1,056,667	$1,077,800

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2021	$246,699	$12,335,000	$12,581,699
Change in valuation inputs or other assumptions(1)	(113,400)	(5,670,000)	(5,783,400)
Fair value as of March 31, 2022	$133,299	$6,665,000	$6,798,299
Change in valuation inputs or other assumptions(1)	(101,799)	(5,090,000)	(5,191,799)
Fair value as of June 30, 2022	$31,500	$1,575,000	$1,606,500

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of warrant liability in the unaudited condensed statements of operations.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of June 30, 2023 and December 31, 2022, the probability assigned to the consummation of the Business Combination was 19% and 25%, respectively. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of the FPS liability for the three and six months ended June 30, 2023 and 2022:

FPS Liability
Fair value as of December 31, 2022	$1,037,644
Change in valuation inputs or other assumptions(1)	(183,851)
Fair value as of March 31, 2023	$853,793
Change in valuation inputs or other assumptions(1)	132,034
Fair value as of June 30, 2023	$985,827

FPS Liability
Fair value as of December 31, 2021	$2,774,932
Change in valuation inputs or other assumptions(1)	(194,008)
Fair value as of March 31, 2022	$2,580,924
Change in valuation inputs or other assumptions(1)	(1,012,176)
Fair value as of June 30, 2022	$1,568,748

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of FPS liability in the unaudited condensed statements of operations.

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

On June 12, 2023, we issued 12,366,250 shares of Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor (the “Conversion”). The 12,366,250 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Initial Business Combination as described in the prospectus for the Initial Public Offering.

On December 22, 2022, at a special meeting of our stockholders, our stockholders approved an extension of time for us to consummate the Initial Business Combination from December 28, 2022 to June 28, 2023 (or such shorter period of time as determined by our board of directors) (the “First Extension”). In connection with the First Extension, the Sponsor loaned us an aggregate amount of $2,767,883 (the “First Extension Loan”). In connection with the stockholder vote to approve the First Extension, 39,748,580 Public Shares were redeemed at $10.11 per share, resulting in a reduction of $402,003,579 in the amount held in the Trust Account.

On June 22, 2023, at a special meeting of our stockholders, our stockholders approved an additional extension of time for us to consummate the Initial Business Combination from June 28, 2023 to March 28, 2024 (or such shorter period of time as determined by our board of directors) (the “Second Extension”, and together with the First Extension, the “Extensions”). In connection with the Second Extension, the Sponsor agreed to loan us an aggregate amount of up to $1,350,000 (the “Second Extension Loan”), with (i) $150,000 (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Second Extension Loan on June 28, 2023, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on July 29, 2023 and ending on the 28th day of each subsequent month through March 28, 2024), or portion thereof, that is needed by us to complete the Initial Business Combination. In connection with the stockholder vote to approve the Second Extension, 2,701,743 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $28,321,769 in the amount held in the Trust Account.

Each of the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

We have until March 28, 2024 (which was originally December 28, 2022, but has been extended following the stockholder approval of the Extensions), or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Initial Business Combination (the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had $25,000 and approximately $370,000 of cash in our operating account, respectively. As of June 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $7,168,000 and $5,096,000, respectively. As of June 30, 2023 and December 31, 2022, approximately $1,733,000 and $1,022,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through June 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below), the 2022 Working Capital Loan (as defined below) and the 2023 Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On September 30, 2022, we entered into a Working Capital Loan (the “2022 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to us for working capital expenses, which 2022 Working Capital Loan has been fully drawn.

On June 30, 2023, we entered into a Working Capital Loan (the “2023 Working Capital Loan”) with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to us for working capital expenses.

On December 22, 2022, we entered into the First Extension Loan pursuant to which the Sponsor loaned us $2,767,883 in the aggregate.

On June 22, 2023, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,350,000. The funding of the initial Monthly Amount was deposited into the Trust Account on June 28, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 29, 2023 and ending on the 28th day of each subsequent month through March 28, 2024), or portion thereof, that is needed by us to complete the Initial Business Combination.

Each of the 2022 Working Capital Loan, the 2023 Working Capital Loan, the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2023 and December 31, 2022, approximately $6,054,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of June 30, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, $1,000,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan, approximately $386,000 and $0, respectively, outstanding under the 2023 Working Capital Loan, approximately $2,768,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and $150,000 and $0, respectively, outstanding under the Second Extension Loan.

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

Results of Operations

Our entire activity from inception through June 30, 2023 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of approximately $180,000, which consisted of approximately $1,392,000 of interest income from cash held in the Trust Account, $622,000 of gain from the change in fair value of warrant liability, partially offset by approximately $859,000 of interest expense, approximately $486,000 of income tax expense, approximately $247,000 of general and administrative expenses, approximately $132,000 of loss from the change in fair value of FPS liability, $80,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2023, we had net income of approximately $1,197,000, which consisted of approximately $3,396,000 of interest income from cash and investments held in the Trust Account, approximately $231,000 of gain from the change in fair value of warrant liability, approximately $52,000 of gain from the change in fair value of FPS liability, partially offset by approximately $897,000 of income tax expense, approximately $859,000 of interest expense, approximately $536,000 of general and administrative expenses, $130,000 of franchise tax expense, and $60,000 of administrative expenses paid to the Sponsor.

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

On September 30, 2022, we entered into the 2022 Working Capital Loan in the amount of up to $1,000,000.

On December 22, 2022, we entered into the First Extension Loan with the Sponsor in the amount of up to $2,767,883.

On June 22, 2023, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,350,000.

On June 30, 2023, we entered into the 2023 Working Capital Loan in the amount of up to $750,000.

Each of the 2022 Working Capital Loan, the First Extension Loan, the Second Extension Loan and the 2023 Working Capital Loan bears no interest and is due and payable on the date on which we consummate the initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2023 and December 31, 2022, approximately $6,054,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of June 30, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, $1,000,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan, approximately $386,000 and $0, respectively, outstanding under the 2023 Working Capital Loan, approximately $2,768,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and $150,000 and $0, respectively, outstanding under the Second Extension Loan.

The Sponsor pays expenses on our behalf. We reimburse the Sponsor for such expenses paid on our behalf. The unpaid balance is included in Payable to related party on the accompanying unaudited condensed balance sheets. As of June 30, 2023 and December 31, 2022, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of $0 and approximately $39,000, respectively.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until March 28, 2024 to consummate the Initial Business Combination. Our mandatory liquidation date, if the Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Warrant and FPS Liability

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (the “FPA” and such securities, the “FPS”) in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants and the FPS do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants and the FPS meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statements of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, we recognize interest expense on the accompanying unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, we recognized interest expense of approximately $575,000 in the accompanying unaudited condensed statements of operations for each of the three and six months ended June 30, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 7,549,677 and 10,251,420 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

See Note 2—”Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in (i) our Registration Statement on Form S-1 with respect to the Initial Public Offering, initially filed with the SEC on December 7, 2020, as amended and declared effective on December 22, 2020 (File No. 333-251184), (ii) our Annual Reports on Forms 10-K/A and 10-K for the years ended December 31, 2020, 2021 and 2022, as filed with the SEC on December 23, 2021, March 31, 2022 and March 31, 2023, respectively, (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 12, 2022 and November 14, 2022, respectively, and (iv) the Definitive Proxy Statements on Schedule 14A as filed with the SEC on December 2, 2022 and May 22, 2023, respectively. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On June 12, 2023, we issued an aggregate of 12,366,250 shares of Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor in the Conversion. The 12,366,250 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Initial Business Combination as described in the prospectus for the Initial Public Offering.

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities

On June 22, 2023, at a special meeting of our stockholders, our stockholders approved the Second Extension. In connection with the stockholder vote to approve the Second Extension, 2,701,743 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $28,321,769 in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	2,701,743	$10.48	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amendment to Amended and Restated Certificate of Incorporation of the Company.(1)

10.1	Promissory Note of the Company issued in favor of the Sponsor, dated June 22, 2023.(1)

10.2*	Promissory Note of the Company issued in favor of the Sponsor, dated June 30, 2023.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 27, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. IV

Date: August 14, 2023	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)