Form 10-Q
period 2023-09-30
CF ACQUISITION CORP. IV
filed 2023-11-13
CIK 1825249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 20,915,927 shares of Class A common stock, par value $0.0001 per share, and 133,750 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30, 2023		December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000		$370,444
Prepaid expenses	235,689		—
Total Current Assets	260,689		370,444
Cash held in the Trust Account	80,747,061		104,179,365
Total Assets	$81,007,750		$104,549,809

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,775,621		$1,131,523
Sponsor loan – promissory notes	6,628,609		3,008,656
Franchise tax payable	40,000		40,050
Payable to related party	—		38,686
Other current liability	—		1,247,404
Total Current Liabilities	8,444,230		5,466,319
Warrant liability	850,000		1,309,000
FPS liability	1,012,762		1,037,644
Total Liabilities	10,306,992		7,812,963

Commitments and Contingencies
Class A common stock subject to possible redemption, 7,549,677 and 10,251,420 shares issued and outstanding at redemption value of $10.52 and $10.06 per share as of September 30, 2023 and December 31, 2022, respectively	79,400,129		103,157,017
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both September 30, 2023 and December 31, 2022	—		—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 13,366,250 and 1,000,000 shares issued and outstanding (excluding 7,549,677 and 10,251,420 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	1,337	(1)	100
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 133,750 and 12,500,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	13	(1)	1,250
Accumulated deficit	(8,700,721)		(6,421,521)
Total Stockholders’ Deficit	(8,699,371)		(6,420,171)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$81,007,750		$104,549,809

(1)	On June 12, 2023, the Company issued 12,366,250 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023		2022

General and administrative costs	$235,607	$443,190	$771,762		$758,603
Administrative expenses - related party	30,000	30,000	90,000		90,000
Franchise tax expense	30,000	50,000	160,000		166,521
Loss from operations	(295,607)	(523,190)	(1,021,762)		(1,015,124)
Interest income on cash and investments held in the Trust Account	918,511	1,592,460	4,314,987		2,817,690
Interest expense on mandatorily redeemable Class A common stock	—	—	(859,362)		—
Changes in fair value of warrant liability	227,800	756,500	459,000		11,731,699
Changes in fair value of FPS liability	(26,935)	1,040,779	24,882		2,246,963
Net income before provision for income taxes	823,769	2,866,549	2,917,745		15,781,228
Provision for income taxes	310,066	323,915	1,206,932		516,664
Net income	$513,703	$2,542,634	$1,710,813		$15,264,564

Weighted average number of shares of common stock outstanding:
Class A – Public shares	7,549,677	50,000,000	9,238,266		50,000,000
Class A – Private placement	13,366,250	1,000,000	6,046,521	(1)	1,000,000
Class B – Common stock	133,750	12,500,000	7,453,479	(1)	12,500,000
Basic and diluted net income per share:
Class A - Public shares	$0.02	$0.04	$0.08		$0.24
Class A - Private placement	$0.02	$0.04	$0.08		$0.24
Class B - Common stock	$0.02	$0.04	$0.08		$0.24

(1)	On June 12, 2023, the Company issued 12,366,250 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,000,000	$100	12,500,000	$1,250	$—	$(6,421,521)	$(6,420,171)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(2,746,007)	(2,746,007)
Net income	—	—	—	—	—	1,017,388	1,017,388
Balance – March 31, 2023	1,000,000	$100	12,500,000	$1,250	$—	$(8,150,140)	$(8,148,790)
Share conversion (1)	12,366,250	1,237	(12,366,250)	(1,237)	—	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(215,561)	(215,561)
Net income	—	—	—	—	—	179,722	179,722
Balance – June 30, 2023	13,366,250	$1,337	133,750	$13	$—	$(8,185,979)	$(8,184,629)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(1,028,445)	(1,028,445)
Net income	—	—	—	—	—	513,703	513,703
Balance – September 30, 2023	13,366,250	$1,337	133,750	$13	—	$(8,700,721)	$(8,699,371)

(1)	On June 12, 2023, the Company issued 12,366,250 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 12,366,250 shares of Class B common stock held by the Sponsor (See Note 6)

For the Three and Nine Months Ended September 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance – December 31, 2021	1,000,000	$100	12,500,000	$1,250	$282,902	$(17,132,396)	$—	$(16,848,144)
Net income	—	—	—	—	—	5,638,279	—	5,638,279
Balance - March 31, 2022	1,000,000	$100	12,500,000	$1,250	$282,902	$(11,494,117)	$—	$(11,209,865)
Net income	—	—	—	—	—	7,083,651	—	7,083,651
Other comprehensive loss	—	—	—	—	—	—	(1,086,111)	(1,086,111)
Balance – June 30, 2022	1,000,000	$100	12,500,000	$1,250	$282,902	$(4,410,466)	$(1,086,111)	$(5,212,325)
Net income	—	—	—	—	—	2,542,634	—	2,542,634
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(282,902)	(1,503,322)	—	(1,786,224)
Other comprehensive income	—	—	—	—	—	—	825,555	825,555
Balance – September 30, 2022	1,000,000	$100	12,500,000	$1,250	$—	$(3,371,154)	$(260,556)	$(3,630,360)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,710,813	$15,264,564
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	1,418,987	1,543,218
Interest income on cash and investments held in the Trust Account	(4,314,987)	(2,817,690)
Interest expense on mandatorily redeemable Class A common stock	859,362	—
Changes in fair value of warrant liability	(459,000)	(11,731,699)
Changes in fair value of FPS liability	(24,882)	(2,246,963)
Changes in operating assets and liabilities:
Prepaid expenses	411,467	419,847
Accrued expenses	359,604	(308,207)
Franchise tax payable	(50)	(148,069)
Net cash used in operating activities	(38,686)	(24,999)

Cash flows from investing activities
Cash deposited in the Trust Account	(2,867,883)	—
Proceeds from the Trust Account to pay franchise taxes	120,000	37,628
Proceeds from the Trust Account to pay income taxes	926,000	—
Proceeds from the Trust Account to repay bank overdraft facility	1,247,404	—
Purchase of available-for-sale debt securities held in the Trust Account	—	(496,865,556)
Sale of cash equivalents held in the Trust Account	—	496,865,556
Proceeds from the Trust Account to redeem Public Shares	28,321,769	—
Net cash provided by investing activities	27,747,290	37,628

Cash flows from financing activities
Proceeds from related party – Sponsor loan	3,619,953	1,611,590
Payment of related party payable	(2,104,828)	(1,624,219)
Repayment of bank overdraft facility	(1,429,436)	—
Utilization of bank overdraft facility	182,032	—
Redemption payment for Public Shares	(28,321,769)	—
Net cash used in financing activities	(28,054,048)	(12,629)

Net change in cash	(345,444)	—
Cash - beginning of the period	370,444	25,000
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$647,156	$81,000
Supplemental disclosure of cash flow information
Cash paid for income taxes	$926,000	$—

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

As of September 30, 2023, the Company had not commenced operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and nine months ended September 30, 2023, the Company generated non-operating income in the form of interest income from cash deposited in a demand account held at a U.S. bank. During the three and nine months ended September 30, 2022, the Company generated non-operating income in the form of interest income from direct investments in U.S. government debt securities and investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. During the three and nine months ended September 30, 2023 and 2022, the Company also recognized changes in the fair value of the warrant liability and FPS (as defined below) liability as other income (loss).

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

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company had $25,000 and approximately $370,000 of cash in its operating account, respectively. As of September 30, 2023 and December 31, 2022, the Company had a working capital deficit of approximately $8,184,000 and $5,096,000, respectively. As of September 30, 2023 and December 31, 2022, approximately $2,612,000 and $1,022,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through September 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below), the 2022 Working Capital Loan (as defined below) and the 2023 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

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

On June 22, 2023, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,350,000. The funding of the initial Monthly Amount was deposited into the Trust Account during June 2023. During the three months ended September 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (ending on the 28th day of each subsequent month through March 28, 2024), or portion thereof, that is needed by the Company to complete the Business Combination.

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

As of September 30, 2023 and December 31, 2022, approximately $6,629,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, $1,000,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan, approximately $511,000 and $0, respectively, outstanding under the 2023 Working Capital Loan, approximately $2,768,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and $600,000 and $0, respectively, outstanding under the Second Extension Loan.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2023 and December 28, 2020, respectively.

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

As of September 30, 2023, in connection with the Second Extension vote and the resulting Public Shares redemption the Company recognized excise tax payable of approximately $284,000 and presented in Accrued expenses on its unaudited condensed balance sheet. In addition, for the three and nine months ended September 30, 2023, the Company recognized $0 and approximately $284,000, respectively, of Interest expense on mandatorily redeemable Class A common stock on its unaudited condensed statements of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both September 30, 2023 and December 31, 2022. Bank overdrafts (if any) are presented as Other current liability in the Company’s unaudited condensed balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. For the three and nine months ended September 30, 2023 and 2022, the Company has not experienced losses on these accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of $0 and approximately $575,000 in the unaudited condensed statements of operations for the three and nine months ended September 30, 2023, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 7,549,677 and 10,251,420 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income per share of common stock:

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$184,245	$326,194	$3,264	$2,002,075	$40,041	$500,518
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	7,549,677	13,366,250	133,750	50,000,000	1,000,000	12,500,000
Basic and diluted net income per share of common stock	$0.02	$0.02	$0.02	$0.04	$0.04	$0.04

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$695,082	$454,936	$560,795	$12,019,342	$240,387	$3,004,835
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	9,238,266	6,046,521	7,453,479	50,000,000	1,000,000	12,500,000
Basic and diluted net income per share of common stock	$0.08	$0.08	$0.08	$0.24	$0.24	$0.24

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both September 30, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s current taxable income primarily consists of interest income on cash and investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of approximately $310,000 and approximately $1,207,000, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 37.6% and 41.4% respectively. During the three and nine months ended September 30, 2022, the Company recorded income tax expense of approximately $324,000 and approximately $517,000, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 11.3% and 3.3%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the increase in state tax liability, change in fair value of warrant and FPS liabilities, which is not taxable and not deductible, and start-up costs, which are currently not deductible as they are deferred for tax purposes.

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the three months ended September 30, 2023 and 2022, the Company paid $30,000 for office space and administrative fees, and for each of the nine months ended September 30, 2023 and 2022, the Company paid $90,000 for office space and administrative fees.

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

On June 22, 2023, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,350,000. The funding of the initial Monthly Amount was deposited into the Trust Account during June 2023. During the three months ended September 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (ending on the 28th day of each subsequent month through March 28, 2024), or portion thereof, that is needed by the Company to complete the Business Combination.

Each of the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2023 and December 31, 2022, approximately $6,629,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, $1,000,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan, approximately $511,000 and $0, respectively, outstanding under the 2023 Working Capital Loan, approximately $2,768,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and $600,000 and $0, respectively, outstanding under the Second Extension Loan.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the accompanying unaudited condensed balance sheets. As of September 30, 2023 and December 31, 2022, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and approximately $39,000, respectively.

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

Note 6—Stockholders’ Deficit

Class A Common Stock - The Company is authorized to issue 240,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 13,366,250 and 1,000,000 shares of Class A common stock issued and outstanding, excluding 7,549,677 and 10,251,420 shares (following the redemptions of 39,748,580 and 2,701,743 shares of Class A common stock in connection with the First Extension and Second Extension, respectively) subject to possible redemption, respectively. On June 12, 2023, pursuant to the Conversion, the Company issued 12,366,250 shares of Class A common stock to the Sponsor. As a result, as of September 30, 2023, the outstanding shares of Class A common stock comprised of 12,366,250 Founder Shares and 1,000,000 Private Placement Shares. As of December 31, 2022, the outstanding shares of Class A common stock comprised of the 1,000,000 Private Placement Shares. The Founder Shares and the Private Placement Shares do not contain the same redemption features contained in the Public Shares.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As a result of the Conversion, as of September 30, 2023, there were 133,750 shares of Class B common stock issued and outstanding. As of December 31, 2022, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$833,333	$16,667	$—	$850,000
FPS liability	—	—	1,012,762	1,012,762
Total Liabilities	$833,333	$16,667	$1,012,762	$1,862,762

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$1,283,333	$25,667	$—	$1,309,000
FPS liability	—	—	1,037,644	1,037,644
Total Liabilities	$1,283,333	$25,667	$1,037,644	$2,346,644

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

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of both September 30, 2023 and December 31, 2022, the fair value measurements of the Public Warrants fall within Level 1 fair value measurement inputs due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the fair value of Private Placement Warrants is classified as Level 2 fair value measurements as of both September 30, 2023 and December 31, 2022. There were no transfers into or out of Level 3 fair value measurements during the three and nine months ended September 30, 2023 or 2022.

The following tables present the changes in the fair value of warrant liability for the three and nine months ended September 30, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2022	$25,667	$1,283,333	$1,309,000
Change in valuation inputs or other assumptions(1)	7,666	383,334	391,000
Fair value as of March 31, 2023	$33,333	$1,666,667	$1,700,000
Change in valuation inputs or other assumptions(1)	(12,200)	(610,000)	(622,200)
Fair value as of June 30, 2023	$21,133	$1,056,667	$1,077,800
Change in valuation inputs or other assumptions(1)	(4,466)	(223,334)	(227,800)
Fair value as of September 30, 2023	$16,667	$833,333	$850,000

	Private Placement Warrants	Public Warrants	Warrant Liability
Fair value as of December 31, 2021	$246,699	$12,335,000	$12,581,699
Change in valuation inputs or other assumptions(1)	(113,400)	(5,670,000)	(5,783,400)
Fair value as of March 31, 2022	$133,299	$6,665,000	$6,798,299
Change in valuation inputs or other assumptions(1)	(101,799)	(5,090,000)	(5,191,799)
Fair value as of June 30, 2022	$31,500	$1,575,000	$1,606,500
Change in valuation inputs or other assumptions(1)	(14,833)	(741,667)	(756,500)
Fair value as of September 30, 2022	$16,667	$833,333	$850,000

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of warrant liability in the unaudited condensed statements of operations.

FPS Liability

The liability for the FPS was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $15.0 million pursuant to the FPA is discounted to present value and compared to the fair value of the shares of common stock and warrants to be issued pursuant to the FPA. The fair value of the shares of common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the shares of common stock and warrants to be issued compared to the $15.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPS is the probability of consummation of the Business Combination. As of September 30, 2023 and December 31, 2022, the probability assigned to the consummation of the Business Combination was 19% and 25%, respectively. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

CF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present the changes in the fair value of the FPS liability for the three and nine months ended September 30, 2023 and 2022:

FPS Liability
Fair value as of December 31, 2022	$1,037,644
Change in valuation inputs or other assumptions(1)	(183,851)
Fair value as of March 31, 2023	$853,793
Change in valuation inputs or other assumptions(1)	132,034
Fair value as of June 30, 2023	$985,827
Change in valuation inputs or other assumptions(1)	26,935
Fair value as of September 30, 2023	$1,012,762

FPS Liability
Fair value as of December 31, 2021	$2,774,932
Change in valuation inputs or other assumptions(1)	(194,008)
Fair value as of March 31, 2022	$2,580,924
Change in valuation inputs or other assumptions(1)	(1,012,176)
Fair value as of June 30, 2022	$1,568,748
Change in valuation inputs or other assumptions(1)	(1,040,779)
Fair value as of September 30, 2022	$527,969

(1)	Changes in valuation inputs or other assumptions are recognized in Changes in fair value of FPS liability in the unaudited condensed statements of operations.

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

In December 2022, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the Private Placement are no longer invested in U.S. government debt securities or money market funds that invest in U.S. government debt securities.

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

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had $25,000 and approximately $370,000 of cash in our operating account, respectively. As of September 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $8,184,000 and $5,096,000, respectively. As of September 30, 2023 and December 31, 2022, approximately $2,612,000 and $1,022,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through September 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $158,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below), the 2022 Working Capital Loan (as defined below) and the 2023 Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

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

On June 22, 2023, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,350,000. The funding of the initial Monthly Amount was deposited into the Trust Account during June 2023. During the three months ended September 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (ending on the 28th day of each subsequent month through March 28, 2024), or portion thereof, that is needed by us to complete the Initial Business Combination.

Each of the 2022 Working Capital Loan, the 2023 Working Capital Loan, the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2023 and December 31, 2022, approximately $6,629,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, $1,000,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan, approximately $511,000 and $0, respectively, outstanding under the 2023 Working Capital Loan, approximately $2,768,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and $600,000 and $0, respectively, outstanding under the Second Extension Loan.

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

Results of Operations

Our entire activity from inception through September 30, 2023 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of approximately $514,000, which consisted of approximately $919,000 of interest income from cash held in the Trust Account, approximately $228,000 of gain from the change in fair value of warrant liability, partially offset by approximately $310,000 of income tax expense, approximately $236,000 of general and administrative expenses, $30,000 of franchise tax expense, $30,000 of administrative expenses paid to the Sponsor and approximately $27,000 of loss from the change in fair value of FPS liability.

For the nine months ended September 30, 2023, we had net income of approximately $1,711,000, which consisted of approximately $4,315,000 of interest income from cash and investments held in the Trust Account, $459,000 of gain from the change in fair value of warrant liability, approximately $25,000 of gain from the change in fair value of FPS liability, partially offset by approximately $1,207,000 of income tax expense, approximately $859,000 of interest expense, approximately $772,000 of general and administrative expenses, $160,000 of franchise tax expense, and $90,000 of administrative expenses paid to the Sponsor.

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

As of September 30, 2023 and December 31, 2022, approximately $6,629,000 and approximately $3,009,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2023 and December 31, 2022, these amounts included $1,750,000 outstanding under the Sponsor Loan for both periods, $1,000,000 and approximately $798,000, respectively, outstanding under the 2022 Working Capital Loan, approximately $511,000 and $0, respectively, outstanding under the 2023 Working Capital Loan, approximately $2,768,000 and approximately $461,000, respectively, outstanding under the First Extension Loan, and $600,000 and $0, respectively, outstanding under the Second Extension Loan.

The Sponsor pays expenses on our behalf. We reimburse the Sponsor for such expenses paid on our behalf. The unpaid balance is included in Payable to related party on the accompanying unaudited condensed balance sheets. As of September 30, 2023 and December 31, 2022, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of $0 and approximately $39,000, respectively.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, we recognize interest expense on the accompanying unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, we recognized interest expense of $0 and approximately $575,000 in the accompanying unaudited condensed statements of operations for each of the three and nine months ended September 30, 2023, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 7,549,677 and 10,251,420 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CF ACQUISITION CORP. IV

Date: November 13, 2023	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)